Form 10-Q
period 2017-06-30
MEDICINES CO /DE
filed 2017-08-09
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2017
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

Yes ☐ No ☑

As of August 4, 2017, there were 72,639,409 shares of Common Stock, $0.001 par value per share, outstanding (excluding 3,013,143 shares held in treasury).

THE MEDICINES COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2017

Part I. Financial Information

Item 1. Condensed Financial Statements

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$202,422	$541,835
Available for sale securities	131,545	—
Accounts receivable, net of allowances of approximately $3.0 million and $2.9 million at June 30, 2017 and December 31, 2016, respectively	15,570	22,087
Inventory, net	71,417	70,898
Prepaid expenses and other current assets	15,074	19,133
Total current assets	436,028	653,953
Fixed assets, net	20,899	30,961
In-process research & development	188,620	253,620
Product licenses, net	—	26,987
Developed product rights, net	100,451	334,614
Goodwill	255,629	255,629
Restricted cash	5,033	5,032
Contingent purchase price from sale of businesses	143,700	143,700
Other assets	749	715
Total assets	$1,151,109	$1,705,211
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,531	$28,450
Accrued expenses	87,384	88,524
Current portion of contingent purchase price	66,700	55,000
Convertible senior notes	330,637	53,749
Deferred revenue	14,039	18,902
Total current liabilities	515,291	244,625
Contingent purchase price	44,471	82,289
Convertible senior notes	305,517	623,584
Deferred tax liabilities	67,003	89,992
Other liabilities	13,821	11,705
Total liabilities	946,103	1,052,195
Equity component of currently redeemable convertible senior notes (Note 10)	62,053	1,033
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 187,500,000 authorized; 75,599,584 issued and 72,586,441 outstanding at June 30, 2017 and 73,212,545 issued and 71,019,563 outstanding at December 31, 2016	76	73
Additional paid-in capital	1,287,260	1,256,890
Treasury stock, at cost; 3,013,143 and 2,192,982 shares at June 30, 2017 and December 31, 2016, respectively	(90,016)	(50,000)
Accumulated deficit	(1,048,921)	(548,983)
Accumulated other comprehensive loss	(5,446)	(5,479)
Total The Medicines Company stockholders’ equity	142,953	652,501
Non-controlling interest in joint venture	—	(518)
Total stockholders’ equity	142,953	651,983
Total liabilities and stockholders’ equity	$1,151,109	$1,705,211

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net product revenues	$13,355	$30,324	$27,200	$61,699
Royalty revenues	5,387	24,407	15,758	43,338
Total net revenues	18,742	54,731	42,958	105,037
Operating expenses:
Cost of product revenues	16,282	15,230	29,835	34,027
Asset impairment charges	329,097	—	329,097	—
Research and development	33,072	37,567	71,499	71,058
Selling, general and administrative	49,600	94,158	112,782	173,456
Total operating expenses	428,051	146,955	543,213	278,541
Loss from operations	(409,309)	(92,224)	(500,255)	(173,504)
Co-promotion and license income	757	1,341	1,514	2,316
Gain on sale of assets	—	288,301	—	288,301
Loss on extinguishment of debt	—	(5,380)	—	(5,380)
Interest expense	(12,590)	(10,363)	(25,012)	(20,109)
Other income (loss)	854	138	845	(124)
(Loss) income from continuing operations before income taxes	(420,288)	181,813	(522,908)	91,500
Benefit (provision) for income taxes	23,020	(11)	22,970	(57)
Net (loss) income from continuing operations	(397,268)	181,802	(499,938)	91,443
(Loss) income from discontinued operations, net of tax	—	619	—	(1,486)
Net (loss) income	(397,268)	182,421	(499,938)	89,957
Net loss attributable to non-controlling interest	—	21	—	37
Net (loss) income attributable to The Medicines Company	$(397,268)	$182,442	$(499,938)	$89,994

Amounts attributable to The Medicines Company:
Net (loss) income from continuing operations	$(397,268)	$181,823	$(499,938)	$91,480
(Loss) income from discontinued operations, net of tax	—	619	—	(1,486)
Net (loss) income attributable to The Medicines Company	$(397,268)	$182,442	$(499,938)	$89,994

Basic (loss) earnings per common share attributable to The Medicines Company:
(Loss) earnings from continuing operations	$(5.52)	$2.61	$(6.99)	$1.32
(Loss) earnings from discontinued operations	—	0.01	—	(0.02)
Basic (loss) earnings per share	$(5.52)	$2.62	$(6.99)	$1.30

Diluted (loss) earnings per common share attributable to The Medicines Company:
(Loss) earnings from continuing operations	$(5.52)	$2.51	$(6.99)	$1.27
(Loss) earnings from discontinued operations	—	0.01	—	(0.02)
Diluted (loss) earnings per share	$(5.52)	$2.52	$(6.99)	$1.25

Weighted average number of common shares outstanding:
Basic	71,918	69,711	71,498	69,464
Diluted	71,918	72,509	71,498	72,312

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(397,268)	$182,421	$(499,938)	$89,957
Other comprehensive income (loss):
Foreign currency translation adjustment	368	(37)	40	278
Unrealized loss on available for sale securities	(7)	—	(7)	—
Amounts reclassified from accumulated other comprehensive income	—	—	—	(9,665)
Other comprehensive income (loss)	361	(37)	33	(9,387)
Comprehensive (loss) income	(396,907)	182,384	(499,905)	80,570
Less: comprehensive loss attributable to non-controlling interest	—	21	—	37
Comprehensive (loss) income attributable to The Medicines Company	$(396,907)	$182,405	$(499,905)	$80,607

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(499,938)	$89,957
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,727	14,586
Asset impairment charges	329,097	—
Amortization of debt discount	13,822	12,770
Unrealized foreign currency transaction losses (gains), net	523	(264)
Stock compensation expense	16,200	16,551
Gain on sale of businesses	—	(289,305)
Deferred tax benefit	(22,989)	(1,623)
Extinguishment of debt	—	5,380
Reserve for excess or obsolete inventory	2,147	—
Changes in contingent consideration obligations	(4,116)	1,336
Changes in operating assets and liabilities:
Accounts receivable	6,708	3,974
Inventory, net	(2,605)	(10,219)
Prepaid expenses and other current assets	4,595	(2,696)
Accounts payable	(12,070)	(9,320)
Accrued expenses	1,530	(38,377)
Deferred revenue	(4,960)	(3,450)
Payments on contingent purchase price	(12,437)	—
Other liabilities	(2,586)	(1,629)
Net cash used in operating activities	(175,352)	(212,329)
Cash flows from investing activities:
Purchases of fixed assets	(4,448)	171
Purchases of available for sale securities	(131,560)	—
Payments for intangible assets	—	(10,000)
Proceeds from sale of businesses	—	437,875
Change in restricted cash	17	(12)
Net cash (used in) provided by investing activities	(135,991)	428,034
Cash flows from financing activities:
Proceeds from issuances of common stock, net	35,859	16,911
Milestone payments	(9,565)	(6,522)
Proceeds from the issuance of convertible senior notes	—	402,500
Repayments of convertible senior notes	(54,997)	(323,225)
Purchase of capped call transactions related to convertible senior notes	—	(33,931)
Proceeds from settlement of bond hedges related to convertible senior notes	—	100,459
Settlement of warrants	—	(87,874)
Debt and equity issuance costs	—	(11,725)
Purchase of shares of non-controlling interest	(167)	—
Net cash (used in) provided by financing activities	(28,870)	56,593
Effect of exchange rate changes on cash	800	(1,275)
(Decrease) increase in cash and cash equivalents	(339,413)	271,023
Cash and cash equivalents at beginning of period	541,835	373,173
Cash and cash equivalents at end of period	$202,422	$644,196
Supplemental disclosure of cash flow information:
Interest paid	$11,988	$6,891
Taxes paid	$—	$27
Non-cash investing and financing activities
Issuance of common stock upon conversion of convertible notes	$32,018	$—
Receipt of common stock upon settlement of 2017 Note hedge	$40,015	$—

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Medicines Company® name and logo, Angiomax®, Angiox®, Ionsys®, Orbactiv® and Vabomere™ are registered trademarks or trademark applications of The Medicines Company in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Except where otherwise indicated, or where the context may otherwise require, references to “Angiomax” in this Quarterly Report on Form 10-Q mean Angiomax and Angiox, collectively. References to “the Company,” “we,” “us” or “our” mean The Medicines Company, a Delaware corporation, and its subsidiaries.

1. Nature of Business

The Medicines Company is a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare. The Company markets Angiomax® (bivalirudin), Minocin® (minocycline) for injection and Orbactiv® (oritavancin). The Company also has a pipeline of products in development, including inclisiran and Vabomere™ (meropenem and vaborbactam). The Company has the right to develop, manufacture and commercialize inclisiran under its collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam). The Company believes that its products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs and offer, or, in the case of its products in development, have the potential to offer, improved performance to hospital businesses.

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

On February 1, 2016, the Company completed the sale of its hemostasis portfolio, consisting of PreveLeak (surgical sealant), Raplixa (fibrin sealant) and Recothrom Thrombin topical (Recombinant) (the Hemostasis Business), to wholly owned subsidiaries of Mallinckrodt plc (collectively, Mallinckrodt) pursuant to the purchase and sale agreement dated December 18, 2015 between the Company and Mallinckrodt. At completion of the sale, the Company received approximately $174.1 million in cash from Mallinckrodt, and may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak and Raplixa. The financial results of the Hemostasis Business were classified to discontinued operations for the three and six months ended June 30, 2016 presented in the Company’s condensed consolidated financial statements. See Note 16, “Discontinued Operations,” for further details.

On June 21, 2016, the Company completed the sale of three non-core cardiovascular products, Cleviprex (clevidipine) injectable emulsion, Kengreal (cangrelor) and rights to Argatroban for Injection (collectively the Non-Core ACC Products) and related assets, to Chiesi USA, Inc. (Chiesi USA) and its parent company Chiesi Farmaceutici S.p.A. (Chiesi) pursuant to the purchase and sale agreement dated May 9, 2016 by and among the Company, Chiesi and Chiesi USA.  At the completion of the sale, the Company received approximately $263.8 million in cash, which included the value of product inventory, and may receive up to an additional $480.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of each of Cleviprex and Kengreal. As part of the transaction, the Company sublicensed to Chiesi all of its rights to Cleviprex and Kengreal under the Company’s license from AstraZeneca. Subsequent to the completion of the sale, these sublicenses from the Company to Chiesi were terminated, Chiesi purchased from AstraZeneca all or substantially all of AstraZeneca’s assets relating to Cleviprex and Kengreal, the parties released certain claims against one another, and the Company paid Chiesi $7.5 million. See Note 15, “Dispositions,” for further details.

Consistent with the Company’s intentions announced in November 2015, in January 2017 the Company announced that it was seeking opportunities to partner or divest Ionsys and is exploring alternatives for monetizing, in whole or in part, the Company’s infectious disease business.

Although the Company continues to seek a partnership or divestiture transaction for Ionsys, on June 1, 2017 the Company voluntarily discontinued and withdrew Ionsys from the market in the United States and ceased related commercialization activities, effective June 19, 2017, with the New Drug Application for Ionsys remaining open to December 31, 2017. Concurrent with this market withdrawal, the Company commenced implementation of a workforce reduction, which resulted in the reduction of 57 employees, representing approximately 15% of the Company’s workforce. The Company recorded a pre-tax charge of approximately $277.0 million associated with the discontinuation and market withdrawal of Ionsys in the United States market, of which $268.1 million was a non-cash impairment charge (including a write-off of inventory) and $8.9 million relates to cash severance and other exit costs. The non-cash impairment charge includes $11.4 million to reduce the carrying amount of the fixed

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

assets associated with Ionsys to an estimated fair value of zero. The Company is currently preparing to discontinue and withdraw Ionsys in the European market. The Company has an exclusive license with SymBio Pharmaceuticals Ltd. to develop and commercialize Ionsys in Japan. The Company has performed, and continues to perform, its obligations under that arrangement.

The following table presents the impact the discontinuation and market withdrawal of Ionsys had on the Company’s statement of operations for the three and six months ended June 30, 2017:

Operating expenses:
Cost of product revenue	$8,458
Asset impairment charges	264,097
Research and development	1,032
Selling, general and administrative	3,434
Total operating expenses	277,021
Loss from operations	(277,021)
(Loss) income from continuing operations before income taxes	(277,021)
Benefit (provision) for income taxes	—
Net (loss) income from continuing operations	$(277,021)

In August 2017, the Company announced that it is discontinuing the clinical development program for MDCO-700. In connection with this decision, the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2017 includes the following non-cash adjustments: $65.0 million of asset impairment charges to in-process research and development (IPR&D) acquired from Annovation, a $14.7 million decrease in the carrying value of the contingent purchase price to an estimated fair value of zero as a result of the Company’s announcement that it is discontinuing the clinical development program for MDCO-700, an investigational anesthetic agent, and a $23.0 million benefit for income taxes as a result of the impairment charge.

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company recorded net loss attributable to non-controlling interest in the Company’s condensed consolidated financial statements equal to the percentage of ownership interest retained in the respective operations by the non-controlling parties for the three and six months ended June 30, 2016. The Company has no unconsolidated subsidiaries.

The Company’s results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected from the Company for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the 2016 Form 10-K.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Going Concern

Due to the introduction of generic competition against Angiomax and the divestiture of certain of the Company’s non-core products, the Company’s revenues generated from product sales have declined significantly since 2014. Revenues are expected to continue to decline as generic competition for Angiomax increases. The Company has incurred net losses and negative cash flows from operations since 2014 and has an accumulated deficit of $1,048.9 million as of June 30, 2017. The Company expects to incur significant expenses and operating losses for the foreseeable future as it continues to develop, seek regulatory approval for and commercially launch its products and products in development, including inclisiran and Vabomere. The Company believes that its existing cash and cash equivalents and available for sale securities of approximately $334.0 million as of June 30, 2017, together with the cash flows it generates from product sales, will likely not be sufficient to satisfy the Company’s anticipated operating and other funding requirements for the next twelve months from August 9, 2017 (the date of filing this Form 10-Q).

Because the Company expects to continue to incur negative cash flows from operations, the Company will need to raise additional funds through asset sales, including asset sales of products or businesses that generate a material portion of the Company’s revenues, engage in other strategic transactions, sell additional equity or debt securities, or seek additional financing through other arrangements in order to meet the Company’s anticipated operating and other funding requirements for the next twelve months. There can be no assurances that asset sales or public or private financings may be available in amounts or on terms acceptable to the Company, if at all. The Company’s ability to obtain additional debt financing may be limited by market conditions. If the Company were unable to consummate asset sales, obtain additional financing or otherwise increase its cash resources, it may be required to delay, reduce the scope of, or eliminate one or more of its planned research, development or commercialization activities. Due to these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements as of June 30, 2017 have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of the uncertainty discussed above.

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

The Company performs research and development for U.S. government agencies under a cost-reimbursable contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. The Company recognizes the reimbursements under research contracts when a contract has been executed, the contract price is fixed or determinable, delivery of services or products has occurred, and collection of the contract price is reasonably assured. The reimbursements are classified as an offset to research and development expenses. Payments received in advance of work performed are deferred. The Company recorded reductions of research and development expenses of $1.3 million and $2.2 million for the three months ended June 30, 2017 and

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2016, respectively, and $3.9 million and $8.5 million for the six months ended June 30, 2017 and 2016, respectively, in the accompanying condensed consolidated statements of operations.
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

The Company, has begun to form a project team to analyze the impacts of ASU No. 2014-09 on its revenue streams, specifically focusing on its product revenues, including its arrangement with Sandoz Inc. (Sandoz) to sell in the United States an authorized generic version of Angiomax (bivalirudin), and its collaboration agreements. The Company’s assessment included a review of current accounting policies and practices to identify potential differences that would result from applying the guidance. Currently, the Company uses a deferred revenue model for certain products where the price is not fixed or determinable. Under the new standard, such arrangements will be accounted for as variable consideration, which may result in revenue being recognized earlier provided the Company can reliably estimate the ultimate price expected to be realized from the customer. The Company will continue to assess new customer contracts throughout 2017 and any impact the standard will have on its processes, systems and controls. While the Company’s assessment of the impacts of ASU No. 2014-09 is still in process, the adoption of the guidance is not expected to have a material impact on the Company’s consolidated financial statements. However, it is likely that the Company will be required to provide additional disclosures in the notes to the consolidated financial statements upon adoption. The Company currently intends to adopt the standard using the modified retrospective method.

In January 2016 the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU No. 2016-01). ASU No. 2016-01 amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in a company’s results of operations. The new standard does not apply to investments accounted for under the equity method of accounting or those that result in consolidation of the investee. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. A financial liability that is measured at fair value in accordance with the fair value option is required to be presented separately in other comprehensive income for the portion of the total change in the fair value resulting from change in the instrument-specific credit risk. In addition, a valuation allowance should be evaluated on deferred tax assets related to available-for-sale debt securities in combination with other deferred tax assets. ASU No. 2016-01 will be effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Based on current investment holdings, the Company does not believe the adoption of this standard is expected to have a material impact the consolidated balance sheets and statement of operations.

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company will apply the guidance to applicable transactions after the adoption date. The impact on the Company’s consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

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

3. Stock Compensation Expense

The Company recorded stock compensation expense of approximately $9.6 million and $9.7 million for the three months ended June 30, 2017 and 2016, respectively, and $16.2 million and $16.7 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was approximately $44.3 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. The Company expects to recognize those costs over a weighted average period of 1.4 years.

During the six months ended June 30, 2017 and 2016, the Company issued a total of 1,573,967 and 928,612, respectively, of shares of its common stock upon the exercise of stock options, grants of restricted stock, and purchases under the Company’s 2010 employee stock purchase plan (ESPP). Cash received from the exercise of stock options and purchases through the ESPP during the six months ended June 30, 2017 and 2016 was $35.9 million and $16.9 million, respectively, and is included within the financing activities section of the accompanying condensed consolidated statements of cash flows.

4. (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing consolidated net loss attributable to The Medicines Company by the weighted average number of shares of common stock outstanding during the period, excluding unvested restricted common shares. The potentially dilutive effect of the Company’s stock options, unvested restricted common stock, stock purchase warrants, and convertible senior notes due 2017 (which matured on June 1, 2017) and 2022 on earnings per share is computed under the treasury

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

stock method.  In addition, the Company analyzes the potential dilutive effect of the convertible senior notes due 2023 on earnings per share under the “if converted” method, in which it is assumed that the outstanding security converts into common stock at the beginning of the period.

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

For periods of net loss, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common share equivalents is anti-dilutive. Due to the periods of net loss from continuing operations attributable to The Medicines Company, the calculation of diluted loss per share for the three and six months ended June 30, 2017 excluded 13,889,033 and 14,234,901, respectively, of potentially dilutive stock options, warrants, restricted common shares, and shares issuable upon conversion of the 2022 and 2023 Notes as their inclusion would have an anti-dilutive effect.

The calculation of diluted loss per share for the three and six months ended June 30, 2016 excluded 3,102,640 and 3,199,586, respectively, of potentially dilutive stock options, stock purchase warrants, restricted common shares, and shares issuable upon conversion of the 2022 and 2023 Notes as their inclusion would have an anti-dilutive effect.

5. Income Taxes

For the three months ended June 30, 2017, the Company recorded a benefit for income taxes of $23.0 million for income taxes based upon its estimated federal, state and foreign (loss)/income for the year. For the three months ended June 30, 2016, the Company recorded a provision for income taxes of $0.01 million for income taxes based upon its estimated federal, state and foreign (loss)/income for the year. The worldwide effective income tax rates for the Company for the three months ended June 30, 2017 and 2016 was 5.5% and 0.01%, respectively.

For the six months ended June 30, 2017, the Company recorded a benefit for income taxes of $23.0 million for income taxes based upon its estimated federal, state and foreign (loss)/income for the year. For the six months ended June 30, 2016, the Company recorded a provision for income taxes of $0.1 million for income taxes based upon its estimated federal, state and foreign (loss)/income for the year. The worldwide effective income tax rates for the Company for the six months ended June 30, 2017 and 2016 was 4.4% and 0.1%, respectively. For the three and six months ended June 30, 2017, the Company’s benefit for income taxes is the result of the Company’s impairment of its investment in MDCO-700, which was a discrete item of $23.0 million, partially offset by a provision for state tax minimums and estimated taxes due by profitable foreign subsidiaries. See Note 9, “Intangible Assets and Goodwill,” for further details of this impairment.

The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company placed significant weight on the fact that the Company expects to be in a cumulative net book loss for the three-year period ending December 31, 2017 in recording valuation allowances on substantial portions of its deferred tax assets as of June 30, 2017.

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

6. Cash and Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. At June 30, 2017 and December 31, 2016, the Company had cash and cash equivalents of $202.4 million and $541.8 million, respectively, which consisted of cash of $96.3 million and $485.7 million, and money market funds with original maturities of less than three months of $12.9 million and $56.1 million at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, cash and cash equivalents also included corporate debt securities and U.S. government agency notes with an original maturity of less than three months of $85.7 million and $7.5 million, respectively.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

At June 30, 2017, the Company held available for sale securities with a fair value totaling $131.5 million. These available for sale securities consist of corporate debt securities. At June 30, 2017, all of the $131.5 million of available for sale securities are due within one year. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary.

Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of June 30, 2017
	Amortized Cost	Fair Value	Unrealized Loss
	(in thousands)
Corporate debt securities	131,552	131,545	7
Total	$131,552	$131,545	$7

Because the Company does not intend to sell its corporate debt securities and it is not more likely than not that the Company will be required to sell its corporate debt securities before recovery of their amortized cost basis, which may be maturity, it does not consider its corporate debt securities to be other-than-temporarily impaired at June 30, 2017.

Restricted Cash

The Company had restricted cash of $5.0 million at June 30, 2017 and December 31, 2016, respectively, which included $3.7 million and $1.0 million reserved for an outstanding letter of credit associated with foreign taxes and the Company’s lease for the office space in Parsippany, New Jersey, respectively, at both June 30, 2017 and December 31, 2016, respectively. These funds are invested in certificates of deposit. The letter of credit for the Company’s lease for the office space in Parsippany, New Jersey permits draws by the landlord to cure defaults by the Company. In addition, as a result of the acquisition of Targanta Therapeutics Corporation (Targanta) in 2009, the Company had restricted cash of $0.1 million at both June 30, 2017 and December 31, 2016, in the form of a guaranteed investment certificate collateralizing an available credit facility. The Company also had restricted cash of $0.2 million at June 30, 2017 and December 31, 2016, respectively, related to certain foreign tender requirements.

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

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of money market investments.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Fair values are determined by utilizing quoted prices for similar assets and liabilities in active markets or other market observable inputs such as interest rates and yield curves. The Company’s Level 2 assets consist of U.S. government and corporate debt securities.

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

Financial assets measured at fair value on a nonrecurring basis

As part of the purchase and sale agreement with Mallinckrodt, the Company may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak and Raplixa. In evaluating this information, considerable judgment is required to interpret the market data used to develop the assumptions and estimates. The Company utilized the “income method,” which applies a probability weighting that considers the estimated future net sales of each of the respective products to determine the probability that each sale milestone will be met. These projections were based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The Company anticipates payment from Mallinckrodt on these sales milestones between 2017 and 2022 with probabilities of achievement ranging from 15% to 85%. The Company also considers qualitative factors such as development of competing drugs, regulatory developments and other qualitative factors. The Company determined the year in which it believes each of the sales milestones will be achieved. The respective milestones were then discounted to the present value using a discount rate of 10%. Any changes to fair value will be recorded if and when the sales milestones are achieved or when the asset is impaired. The Company calculated the fair values of these contingent payments to be received from Mallinckrodt as $78.0 million, which are reflected as a contingent purchase price from sale of business on the condensed consolidated balance sheet at June 30, 2017. The Company classified these contingent payments as Level 3 assets. The Company noted no indicators of impairment on the contingent payments to be received from Mallinckrodt. In addition, the Company determined that the fair value of these contingent payments to be received from Mallinckrodt is not readily determinable at June 30, 2017 as the estimated future net sales of each of the respective products are determined by Mallinckrodt.

As part of the purchase and sale agreement with Chiesi USA and Chiesi, the Company may receive up to an additional $480.0 million in the aggregate from Chiesi following the achievement of certain specified calendar year net sales milestones with respect to net sales of each of Cleviprex and Kengreal. In evaluating this information, considerable judgment is required to interpret the market data used to develop the assumptions and estimates. The Company utilized a risk adjusted revenue simulation model. In this simulation, the chances of achieving many different revenue levels are estimated and then adjusted to reflect the results of similar products and companies in the market to calculate the fair value of each milestone payment. The breadth of all possible revenue scenarios is captured in an estimate of revenue volatility - a measure that can be estimated from performance of similar companies in the market. The Company estimated revenue volatility as the delivered asset volatility observed in comparable companies’ historical performance, where the delivering asset was based on operational leverage of the Company. Under each of these possible scenarios, different amounts of the sales-based milestone payments are calculated, and the average of the payments across a range of possible scenarios is deemed to be the expected value of the earn-out payments. The Company compared the estimated revenue volatility to the delivered asset volatility to arrive at adjusted revenue volatilities between 30% and 41%. The Company then discounted the expected future value of the earn-out payments using a range of discount rates between 3.1% and 6.9%. The Company calculated the fair values of these contingent payments to be received from Chiesi as $65.7 million, which are reflected as a contingent purchase price from sale of business on the condensed consolidated balance sheet at June 30, 2017. The Company classified these contingent payments as Level 3 assets. The Company noted no indicators of impairment on the contingent payments to be received from Chiesi. In addition, the Company determined that the fair value of these contingent payments to be received from Chiesi is not readily determinable at June 30, 2017 as the estimated future net sales of each of the respective products are determined by Chiesi.

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Except for the Company’s Level 2 liabilities which are discussed in Note 10, “Convertible Senior Notes,” the following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016, by level, within the fair value hierarchy:

	As of June 30, 2017				As of December 31, 2016
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016
	(in thousands)
Assets:
Cash equivalents (1)	$12,877	$93,208	$—	$106,085	$56,097	$—	$—	$56,097
Available for sale securities	—	131,545	—	131,545	$—	$—	$—	—
Total assets at fair value	$12,877	$224,753	$—	$237,630	$56,097	$—	$—	$56,097
Liabilities:
Contingent purchase price	$—	$—	$111,171	$111,171	$—	$—	$137,289	$137,289
Total liabilities at fair value	$—	$—	$111,171	$111,171	$—	$—	$137,289	$137,289
_______________________________________

(1)
Cash equivalents represents money market funds with original maturities of less than three months of $12.9 million (Level 1) corporate debt securities with an original maturity of less than three months of $85.7 million (Level 2) and U.S. government agency notes with an original maturity of less than three months of $7.5 million (Level 2), as discussed in Note 6, “Cash, Cash Equivalents and Available for Sale Securities.”

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table provides quantitative information associated with the fair value measurements of the Company’s Level 3 liabilities:

	Fair Value as of June 30, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$6,171	Probability-adjusted discounted cash flow	Probability of success	20%
			Period in which milestone is expected to be achieved	2021
			Discount rate	11%
Rempex:
Contingent purchase price: Event-based milestones	$81,400	Probability-adjusted discounted cash flow	Probabilities of successes	18% - 90% (77%)
			Period in which milestones are expected to be achieved	2017 - 2024
			Discount rate	4.2% - 7.3%
Contingent purchase price: Sales-based milestones	$23,600	Risk-adjusted revenue simulation	Probabilities of successes	13% - 72% (61%)
			Period in which milestones are expected to be achieved	2020 - 2022
			Discount rate	5.5% - 6.7%

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Fair Value as of December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$5,857	Probability-adjusted discounted cash flow	Probability of success	20%
			Period in which milestone is expected to be achieved	2021
			Discount rate	11%
Incline:
Contingent purchase price	$1,269	Probability-adjusted discounted cash flow	Probabilities of successes	5%
			Period in which milestones are expected to be achieved	2019
			Discount rate	18%
Rempex:
Contingent purchase price: Event-based milestones	$95,800	Probability-adjusted discounted cash flow	Probabilities of successes	18% - 95% (78%)
			Period in which milestones are expected to be achieved	2017 - 2024
			Discount rate	5.2% - 8.5%
Contingent purchase price: Sales-based milestones	$20,300	Risk-adjusted revenue simulation	Probabilities of successes	16% - 65% (56%)
			Period in which milestones are expected to be achieved	2018 - 2022
			Discount rate	6.6% - 8.2%
Annovation:
Contingent purchase price	$14,063	Probability-adjusted discounted cash flow	Probabilities of successes	9% - 50% (34%)
			Period in which milestones are expected to be achieved	2018 - 2031
			Discount rate	6.0% - 10.0%

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The changes in fair value of the Company’s Level 3 contingent purchase price during the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$124,735	$119,612	$137,289	$123,757
Payments	(936)	(4,474)	(22,002)	(7,247)
Fair value adjustments to contingent purchase prices included in net loss	(12,628)	3,433	(4,116)	2,061
Balance at end of period	$111,171	$118,571	$111,171	$118,571

For the three and six months ended June 30, 2017 and 2016, changes in the carrying value of the contingent purchase price obligations resulted from changes in the fair value of the contingent consideration due to either the passage of time, changes in discount rates, changes in probabilities of success, or milestone payments. This includes a decrease of $14.7 million in the carrying value of the contingent purchase price to an estimated fair value of zero as a result of the Company’s announcement to discontinue the clinical development program for MDCO-700. See Note 1, “Nature of Business,” for further details.

No other changes in valuation techniques or inputs occurred during the three and six months ended June 30, 2017 and 2016.

8. Inventory

The major classes of inventory were as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Raw materials	$62,919	$56,962
Work-in-progress	6,383	12,033
Finished goods	2,115	1,903
Total	$71,417	$70,898

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate. If annual volume is less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

9. Intangible Assets and Goodwill

The following table sets forth the carrying amounts and accumulated amortization of the Company’s intangible assets:

	As of June 30, 2017				As of December 31, 2016
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization and Other Charges	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Other Charges	Net Carrying Amount
		(in thousands)
Amortizable intangible assets:
Product licenses(1)	-	$—	$—	$—	$30,000	$(3,013)	$26,987
Developed product rights(2)	15.3	120,560	(20,109)	100,451	370,560	(35,946)	334,614
Total amortizable intangible assets	15.3	120,560	(20,109)	100,451	400,560	(38,959)	361,601

Intangible assets not subject to amortization:
In-process research and development	—	$188,620	$—	$188,620	$253,620	$—	$253,620
Total intangible assets not subject to amortization	—	188,620	—	188,620	253,620	—	253,620
Total intangible assets		$309,180	$(20,109)	$289,071	$654,180	$(38,959)	$615,221
_______________________________________

(1)	The Company amortizes intangible assets related to the product licenses over their expected useful lives.

(2)	The Company amortizes intangible assets related to developed product rights over the remaining life of the patents.

The Company recognized amortization expense of approximately $2.0 million and $6.6 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $8.5 million and $12.9 million during the six months ended June 30, 2017 and 2016, respectively, related to its intangible assets. The Company expects amortization expense related to its intangible assets to be approximately $4.0 million for the last six months of 2017. The Company expects annual amortization expense related to its intangible assets to be approximately $7.9 million, $7.9 million, $7.9 million, $7.9 million and $7.9 million for the years ending December 31, 2018, 2019, 2020, 2021 and 2022, respectively, with the balance of $56.8 million being amortized thereafter. The Company records amortization expense in cost of revenue in the accompanying condensed consolidated statements of operations.

In the second quarter of 2017 the Company recorded impairment charges of $226.5 million and $26.2 million to reduce the unamortized carrying amounts of the product licenses and developed product rights, respectively, associated with Ionsys to their estimated fair values of zero which is a Level 3 fair value measurement, as a result of the discontinuation and market withdrawal of Ionsys which became effective on June 19, 2017. In the second quarter of 2017, the Company recorded impairment charges of $65.0 million to reduce the carrying amount of the in-process research and development associated with MDCO-700 to an estimated fair value of zero, which is a Level 3 fair value measurement, in connection with management’s decision to discontinue the MDCO-700 trials. These impairment charges were recorded in asset impairment charges in the accompanying condensed consolidated statements of operations. See Note 1, “Nature of Business,” for further details and Note 7, “Fair Value Measurements,” for definitions of hierarchy levels.

There were no changes in the carrying amount of goodwill for the six months ended June 30, 2017.

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

The 2023 Notes consist of the following:

Liability component	June 30, 2017	December 31, 2016
	(in thousands)
Principal	$402,500	$402,500
Less: Debt discount, net(1)	(96,983)	(103,162)
Net carrying amount	$305,517	$299,338
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2023) and amortized to interest expense over the remaining life of the 2023 Notes using the effective interest rate method.

The fair value of the 2023 Notes was approximately $425.0 million as of June 30, 2017. The Company estimates the fair value of its 2023 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2023 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of June 30, 2017, the remaining contractual life of the 2023 Notes is approximately 6.0 years.

The following table sets forth total interest expense recognized related to the 2023 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Contractual interest expense	$2,767	$604	$5,526	$604
Amortization of debt discount	3,104	727	6,179	727
Total	$5,871	$1,331	$11,705	$1,331
Effective interest rate of the liability component	7.5%	7.5%	7.5%	7.5%

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

During the first quarter of 2017, the conditional conversion feature of the 2022 Notes was triggered based on the trading price of the Company’s common stock during the first quarter of 2017, and the holders were entitled to convert the 2022 Notes through June 30, 2017. In any period when holders of the 2022 Notes are eligible to exercise their conversion option, the liability component related to the 2022 Notes is classified as current and the difference between (1) the amount of cash deliverable upon conversion (i.e., par value of debt) and (2) the carrying value of the liability component is classified as mezzanine (temporary) equity, as the Company is required to settle the aggregate principal amount of the notes in cash. If in any future period the conversion threshold requirements of the 2022 Notes are not met, then the liability component of the 2022 Notes will be classified as non-current and the difference between (1) the amount of cash deliverable upon conversion (i.e., par value of debt) and (2) the carrying value of the debt component will be reclassified from mezzanine equity to permanent equity, and will continue to be reported as permanent equity for any period in which the debt is not currently convertible.
During the second quarter of 2017 an immaterial amount of the 2022 Notes were submitted for conversion. On July 1, 2017, the conditional conversion feature of the 2022 Notes was no longer triggered based on the trading price of the Company’s common stock.

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

The 2022 Notes consist of the following:

Liability component	June 30, 2017	December 31, 2016
	(in thousands)
Principal	$400,000	$400,000
Less: Debt discount, net(1)	(69,363)	(75,754)
Net carrying amount	$330,637	$324,246
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $528.8 million as of June 30, 2017. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of June 30, 2017, the remaining contractual life of the 2022 Notes is approximately 4.5 years.

The following table sets forth total interest expense recognized related to the 2022 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Contractual interest expense	$2,500	$2,500	$5,000	$5,000
Amortization of debt discount	3,205	2,991	6,392	5,965
Total	$5,705	$5,491	$11,392	$10,965
Effective interest rate of the liability component	6.5%	6.5%	6.5%	6.5%

Convertible Senior Notes Due 2017

In June 2012, the Company issued, at par value, $275.0 million aggregate principal amount of 1.375% convertible senior notes due June 1, 2017 (the “2017 Notes”). The net proceeds to the Company from the offering were $266.2 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by the Company. The 2017 Notes were senior unsecured obligations of the Company and paid cash interest at a rate of 1.375% per year, payable semi-annually on June 1 and December 1 of each year. The conversion rate for the 2017 Notes was 35.8038 shares of the Company’s common stock per $1,000 principal amount of the 2017 Notes, which is equivalent to an initial conversion price of $27.93 per share of the Company’s common stock.

In June 2016, the Company used approximately $323.2 million of the net proceeds of the 2023 Notes to repurchase $220.0 million in aggregate principal amount of the 2017 Notes in privately negotiated transactions effected through the initial purchasers of the 2017 Notes. As part of the June 2016 repurchase of the 2017 Notes, the Company settled a proportionate amount of outstanding bond hedges and warrants related to the 2017 Notes for a net cash receipt of $12.6 million. The Company recorded a loss of $5.4 million on the extinguishment of debt during the three months ended June 30, 2016 and accounted for the difference of $108.7 million between the consideration transferred to the holder and the fair value of the liability component of the 2017 Notes as a reduction of additional paid-in capital on the accompany condensed consolidated balance sheet.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The 2017 Notes that remained outstanding after the 2016 repurchase matured on June 1, 2017. In connection with the maturity of 2017 Notes, the holders converted substantially all of the outstanding principal amount of the 2017 Notes, the Company paid cash to the converting 2017 Note holders equal to $55.4 million in respect of principal, interest and fractional shares on the 2017 Notes to be converted and delivered 819,901 shares of the Company’s common stock.

The 2017 Notes consist of the following:

Liability component	June 30, 2017	December 31, 2016
	(in thousands)
Principal	$—	$55,000
Less: Debt discount, net(1)	—	(1,251)
Net carrying amount	$—	$53,749
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2017) and amortized to interest expense over the remaining life of the 2017 Notes using the effective interest rate method.

The following table sets forth total interest expense recognized related to the 2017 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Contractual interest expense	$126	$778	$315	$1,723
Amortization of debt discount	540	2,752	1,251	6,078
Total	$666	$3,530	$1,566	$7,801
Effective interest rate of the liability component	6.02%	6.02%	6.02%	6.02%

Note Hedges

In June 2012, the Company paid an aggregate amount of $58.2 million for the 2017 Note Hedges, which was recorded as a reduction of additional paid-in-capital in stockholders’ equity. As part of the June 2016 repurchase of $220.0 million in aggregate principal amount of the 2017 Notes, the Company settled the related hedges and received cash of approximately $100.5 million. The remaining 2017 Note Hedges covered approximately two million shares of the Company’s common stock, subject to anti-dilution adjustments substantially similar to those applicable to the 2017 Notes, had a strike price that corresponded to the initial conversion price of the 2017 Notes, and were exercisable upon conversion of the 2017 Notes. The 2017 Note Hedges were separate transactions entered into by the Company with the 2017 Hedge Counterparties and were not part of the terms of the 2017 Notes or the 2017 Warrants. Holders of the 2017 Notes and 2017 Warrants did not have any rights with respect to the 2017 Note Hedges. On June 1, 2017, in connection with the maturity of the 2017 Notes, the Company redeemed the 2017 Note Hedges and received from the Note Hedge counterparties approximately 820,000 shares at a weighted average price of $48.79 per share. The redemption offset the dilution with respect to shares of the Company’s common stock issued upon the conversion of the 2017 Notes. The shared delivered to the Company in connection with the redemption of the 2017 Notes Hedges are held by the Company as treasury shares.

Warrants

In June 2012, the Company received aggregate proceeds of $38.4 million from the sale of warrants to the 2017 Hedge Counterparties, which the Company recorded as additional paid-in-capital in stockholders’ equity. As part of the June 2016 repurchase of $220.0 million in aggregate principal amount of the 2017 Notes, the Company paid $87.9 million to settle the related warrants. The remaining 2017 Warrants, which continue to remain outstanding after the maturity of the 2017 Notes, are to purchase up to approximately two million shares of the Company’s common stock, subject to customary anti-dilution adjustments, at a strike price of $34.20 per share. The 2017 Warrants will have a dilutive effect with respect to the Company’s common stock to the extent that the market price per share of the Company’s common stock, as measured under the terms of the 2017 Warrants, exceeds the applicable strike price. The warrants will be net-settled, provided that subject to certain conditions the Company may elect to settle all of the 2017 Warrants in cash. The 2017 Warrants will expire on a series of expiration dates between August and December 2017.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The 2017 Warrants are separate transactions entered into by the Company with the 2017 Hedge Counterparties and are not part of the terms of the 2017 Notes or 2017 Note Hedges. Holders of the 2017 Notes and 2017 Note Hedges did not have any rights with respect to the 2017 Warrants. The 2017 Warrants also meet the definition of a derivative. Because the 2017 Warrants are indexed to the Company’s common stock and are recorded in equity in the Company’s condensed consolidated balance sheets, the 2017 Warrants are exempt from the scope and fair value provisions related to accounting for derivative instruments.

11. Accumulated Other Comprehensive Loss

The following tables provide a reconciliation of the components of accumulated other comprehensive loss, net of tax, attributable to The Medicines Company for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017			2016
	Foreign currency translation adjustment	Unrealized loss on available for sale securities	Total	Foreign currency translation adjustment	Unrealized loss on available for sale securities	Total
	(in thousands)
Balance at beginning of period	$(5,807)	$—	$(5,807)	$(5,377)	$—	$(5,377)
Other comprehensive loss before reclassifications	368	(7)	361	(37)	—	(37)
Total other comprehensive loss	368	(7)	361	(37)	—	(37)
Balance at end of period	$(5,439)	$(7)	$(5,446)	$(5,414)	$—	$(5,414)

	Six Months Ended June 30,
	2017			2016
	Foreign currency translation adjustment	Unrealized loss on available for sale securities	Total	Foreign currency translation adjustment	Unrealized gain (loss) on available for sale securities	Total
	(in thousands)
Balance at beginning of period	$(5,479)	$—	$(5,479)	$3,924	$49	$3,973
Other comprehensive income before reclassifications	40	(7)	33	278	—	278
Amounts reclassified from accumulated other comprehensive income(1) (2)	—	—	—	(9,616)	(49)	(9,665)
Total other comprehensive (loss) income	40	(7)	33	(9,338)	(49)	(9,387)
Balance at end of period	$(5,439)	$(7)	$(5,446)	$(5,414)	$—	$(5,414)
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	($ in thousands)
Net revenues:
United States	$17,446	93.1%	$51,267	93.7%	$39,602	92.2%	$97,611	92.9%
Europe	1,252	6.7%	2,738	5.0%	3,147	7.3%	5,818	5.5%
Rest of world	44	0.2%	726	1.3%	209	0.5%	1,608	1.6%
Total net revenues	$18,742	100%	$54,731	100.0%	$42,958	100.0%	$105,037	100.0%

	June 30, 2017		December 31, 2016
	($ in thousands)
Long-lived assets:
United States	$712,152	99.6%	$1,047,098	99.6%
Europe	2,929	0.4%	4,160	0.4%
Total long-lived assets	$715,081	100.0%	$1,051,258	100.0%

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

14. Restructuring

On June 1, 2017, the Company voluntarily discontinued and withdrew Ionsys from the market in the United States and ceased related commercialization activities, effective June 19, 2017, with the New Drug Application for Ionsys remaining open to December 31, 2017. Concurrent with this market withdrawal, the Company commenced implementation of a workforce reduction, which resulted in the reduction of 57 employees, representing approximately 15% of the Company’s workforce. The Company recorded a pre-tax charge of approximately $277.0 million associated with the discontinuation and market withdrawal of Ionsys in the United States market, of which $268.1 million was a non-cash impairment charge (including a write-off of inventory), $5.9 million relates to cash severance and $3.0 million relates to other exit costs. The Company is currently preparing to discontinue and withdraw Ionsys in the European market.

The impacted employees are eligible to receive severance payments in specified amounts, health benefits and outplacement services. The Company has and will record these charges in cost of goods sold, research and development and selling, general and administrative expenses based on responsibilities of the impacted employees.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table sets forth details regarding the activities described above during the six months ended June 30, 2017:

	Balance as of January 1, 2017	Expenses, Net	Cash	Noncash	Balance as of June 30, 2017
	(in thousands)
Employee severance and other personnel benefits:	$—	$5.9	$(0.1)	$—	$5.8

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

Financial results of the Hemostasis Business are presented as “(Loss) income from discontinued operations, net of tax” on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2016.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table presents key financial results of the Hemostasis Business included in “(Loss) income from discontinued operations, net of tax” for the three and six months ended June 30, 2016:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016

Net product revenues	$(12)	$50
Operating expenses:
Cost of product revenue	(589)	1,704
Research and development	(27)	119
Selling, general and administrative	(15)	678
Total operating expenses	(631)	2,501
Income (loss) from operations	619	(2,451)
Gain from sale of business	—	1,004
Other expense, net	—	(39)
Income (loss) from discontinued operations before income taxes	619	(1,486)
Benefit for income taxes	—	—
(Loss) income from discontinued operations, net of tax	$619	$(1,486)

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

Overview

Our Business

We are a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare. We market Angiomax® (bivalirudin), Minocin® (minocycline) for injection and Orbactiv® (oritavancin). We also have a pipeline of products in development, including inclisiran and Vabomere™ (meropenem and vaborbactam). We have the right to develop, manufacture and commercialize inclisiran under our collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam. We believe that our products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses.

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

Consistent with our intentions announced in November 2015, in January 2017 we announced that we were seeking opportunities to partner or divest Ionsys and are exploring alternatives for monetizing, in whole or in part, our infectious disease business.

Although we continue to seek a partnership or divestiture transaction for Ionsys, on June 1, 2017 we voluntarily discontinued and withdrew Ionsys from the market in the United States and ceased related commercialization activities, effective June 19, 2017, with the New Drug Application for Ionsys remaining open to December 31, 2017. Concurrent with this market withdrawal, we commenced implementation of a workforce reduction, which resulted in the reduction of 57 employees, representing approximately 15% of our workforce. We recorded a pre-tax charge of approximately $277.0 million associated with the discontinuation and market withdrawal of Ionsys in the United States market, of which $268.1 million was a non-cash impairment charge (including a write-off of inventory) and $8.9 million relates to cash severance and other exit costs. We are currently preparing to discontinue and withdraw Ionsys in the European market. We have an exclusive license with SymBio Pharmaceuticals Ltd. to develop and commercialize Ionsys in Japan. We have performed, and continue to perform, our obligations under that arrangement.

The following table identifies each of our marketed and approved products and our products in development, their stage of development, their mechanism of action and the indications for which they have been approved for use or which they are intended to address. All of our products and products in development, except for inclisiran, are administered intravenously. Inclisiran is being developed as a subcutaneous injectable.

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

Research and Development Stage
Inclisiran	Phase 2 Completed	PCSK-9 gene antagonist addressing low-density lipoprotein cholesterol disease modification	Treatment of hypercholesterolemia
Vabomere	Phase 3 Completed; NDA accepted for filing by the FDA in the first quarter of 2017	Combination of vaborbactam, a proprietary, novel beta-lactamase inhibitor, with meropenem, a carbapenem antibiotic	Treatment of hospitalized patients with serious gram-negative bacterial infections

In August 2017, we announced that we are discontinuing the clinical development program for MDCO-700.

Our revenues to date have been generated primarily from sales of Angiomax in the United States. In the three and six months ended June 30, 2017, we had net product revenues from sales of Angiomax of approximately $5.3 million and $12.2 million, respectively, and aggregate net revenues from sales of Minocin IV, Orbactiv and Ionsys of approximately $8.0 million and $15.0 million, respectively. During this period, net product revenues from sales of Angiomax decreased by $10.5 million and $20.5 million, respectively, from the three and six months ended June 30, 2016. As a result of our July 2015 supply and distribution agreement with Sandoz, we recognized $5.4 million and $15.8 million, respectively, for the three and six months ended June 30, 2017 of royalty revenues related to the authorized generic sales of Angiomax (bivalirudin). We expect that net revenue from sales of Angiomax will continue to decline in 2017 and in future years due to competition from generic versions of bivalirudin following the loss of market exclusivity in the United States in July 2015 and in Europe in August 2015. Based on our current business, we expect to incur net losses for the foreseeable future.

Cost of product revenues represents expenses in connection with contract manufacture of our products sold and logistics, product costs, royalty expenses and amortization of the costs of license agreements, amortization of product rights and other identifiable intangible assets from product and business acquisitions and expenses related to excess inventory. Research and development expenses represent costs incurred for licenses of rights to products, clinical trials, nonclinical and preclinical studies, regulatory filings and manufacturing development efforts. We outsource much of our clinical trials, nonclinical and preclinical studies and all of our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses, costs associated with general corporate activities, changes in fair value of contingent purchase price obligations related to our acquisitions, and costs associated with marketing and promotional activities. Research and development expense, selling, general and administrative expense and cost of revenue also include share-based compensation expense, which we allocate based on the responsibilities of the recipients of the share-based compensation.

Angiomax Developments

We sell Angiomax in the United States under our name as a branded Angiomax product, and, on July 2, 2015, entered into a supply and distribution agreement with Sandoz Inc., or Sandoz, under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). We entered into the supply and distribution agreement as a result of the July 2, 2015 U.S. Court of Appeals for the Federal Circuit, or Federal Circuit Court, ruling against us in our patent infringement litigation with Hospira, Inc., or Hospira, with respect to U.S. Patent No. 7,582,727, or the ‘727 patent, and U.S. Patent No. 7,598,343, or the ‘343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. In addition to Hospira, other generic firms have entered the market. APP Pharmaceuticals LLC, or APP, through its affiliated company, Fresenius Kabi, commenced selling its generic version of Angiomax under provisions of a settlement agreement with us triggered by the Federal Circuit Court’s July 2, 2015 decision in the Hospira matter. Apotex Inc. and Dr. Reddy’s Laboratories have each also commenced commercialization of generic bivalirudin products upon receiving final approval if their respective ANDA filings by the FDA even though we remain in active litigation against each company. In addition, we expect Mylan Pharmaceuticals, Inc., or Mylan, to commence marketing its generic bivalirudin product as a result of a decision by the Federal Circuit Court in Mylan’s appeal that reversed an earlier district court decision that found that Mylan’s ANDA product infringed all of the asserted claims of the ‘727 patent.
A number of companies in addition to Hospira, Mylan, APP, Apotex Inc. and Dr. Reddy’s Laboratories have filed ANDAs for their generic versions of Angiomax. In addition the generic versions of bivalirudin currently being sold, Angiomax could be subject to further generic competition in the United States from Teva Pharmaceuticals USA, Inc. and its affiliates, or Teva, and Sun Pharmaceuticals Industries Ltd. and affiliates, or Sun, under the circumstances set forth in our respective settlement agreements with such parties and upon a final approval of each companies' ANDA filings by the FDA. Pliva Hrvatska DOO, an affiliate of Teva, currently has tentative approval for its ANDA filing for its generic version of Angiomax. Other ANDA filers may commercialize their products ‘at risk’ if they receive final approval of their respective ANDA filings and are not subject to a Hatch-Waxman 30-month stay. Further, we remain in infringement litigation involving the ‘727 patent and ‘343 patent with the other ANDA filers as described in Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q. There can be no assurance as to the outcome of our infringement litigation. We may continue to incur substantial legal expenses related to these matters.
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

Rempex Pharmaceuticals, Inc. In December 2013, we acquired Rempex Pharmaceuticals, Inc., or Rempex, and Rempex became our wholly-owned subsidiary. As a result of the transaction, we acquired Rempex’s marketed product, Minocin IV, a broad-spectrum tetracycline antibiotic, and Rempex’s portfolio of product candidates, including RPX-602, a proprietary reformulation of Minocin IV utilizing magnesium sulfate, Vabomere, an investigational agent that is a combination of vaborbactam, a proprietary, novel beta-lactamase inhibitor, with a carbapenem, and Rempex’s other product candidates.

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

In addition, we agreed to pay to the Rempex equityholders milestone payments subsequent to the closing, if we achieve certain development and regulatory approval milestones and commercial sales milestones with respect to Minocin IV, RPX-602, Vabomere and Rempex’s other product candidates, at the times and on the conditions set forth in the merger agreement. In the event that all of the milestones set forth in the merger agreement are achieved in accordance with the terms of the merger agreement, we agreed to pay the Rempex equityholders up to an additional $214.0 million in cash in the aggregate for achieving development and regulatory milestones and an additional $120.0 million in cash in the aggregate for achieving commercial milestones, in each case, less certain transaction expenses and employer taxes owing because of the milestone payments.

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

Agreements with Biomedical Advanced Research and Development Authority (BARDA)

2016 BARDA OTA Agreement. In September 2016, we entered into an agreement with the Biomedical Advanced Research and Development Authority, or BARDA, of the U.S. Department of Health and Human Services, or HHS. This agreement, which we refer to as the BARDA OTA agreement, was established under HHS’s Other Transaction Authority, known as OTA. Under the BARDA OTA agreement, we have the potential to receive up to $132.0 million in funding to support the development of early and late stage antibacterial candidates. The BARDA OTA agreement is a cost-sharing arrangement that consists of an initial base period and four option periods that BARDA may exercise in its sole discretion pursuant to the agreement. The BARDA OTA agreement provides for an initial commitment by BARDA of $32.0 million for the base period, and up to an additional $100.0 million if the remaining four options are exercised by BARDA. As of June 30, 2017, BARDA has committed $32.0 million for the base period and no additional options have been exercised. Under this cost-sharing arrangement, we will be responsible for a portion of the costs associated with each period of work. If all option periods are exercised by BARDA, the estimated period of performance is expected to end in 2021, unless extended by the parties. Either party is entitled to terminate the agreement for convenience, in whole or in part upon 90 days written notice, and BARDA’s future period obligations are subject to Congressionally approved annual appropriations. We expect to use the total award under the BARDA OTA agreement to support non-clinical development activities, non-clinical toxicology, clinical studies, manufacturing, program management, and associated regulatory activities designed to advance Vabomere and a portfolio of potential new antibiotic drug candidates targeting drug resistant bacteria.

2014 BARDA Agreement. In February 2014, our subsidiary Rempex entered into a cost-sharing agreement with BARDA, which we refer to as the 2014 BARDA agreement. The 2014 BARDA agreement is a cost-sharing arrangement that consisted of an initial base period and seven option periods to be exercised at BARDA’s sole discretion. Under the 2014 BARDA agreement, as modified, Rempex had the potential to receive up to $91.8 million in funding to support the development of Vabomere. As of September 2016, when we entered into the BARDA OTA Agreement, BARDA had exercised a base period and three option periods under the 2014 BARDA agreement and committed to a total of $55.8 million under the 2014 BARDA agreement. As of June 30, 2017, approximately $4.1 million of funds obligated during the exercised option periods remain available for reimbursement under the 2014 BARDA agreement. As a result of entering into the BARDA OTA agreement in September 2016, we do not expect at this time that BARDA will exercise additional option periods under the 2014 BARDA agreement, although activities relating to Vabomere development will continue to be funded under its terms. Under the 2014 BARDA agreement, Rempex is responsible for a portion of the costs associated with each period of work. The estimated period of performance for the base period and the exercised option periods is anticipated to continue until 2019. BARDA is entitled to terminate the agreement, including the projects under the 2014 BARDA agreement for convenience, in whole or in part, at any time. We expect to use the remaining award under the 2014 BARDA agreement to support clinical studies, manufacturing and program management activities related to Vabomere for treatment of serious gram-negative infections.

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
The 2023 notes are our senior unsecured obligations and will rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the 2023 notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated (including the 2022 notes); effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other liabilities (including trade payables) incurred by our subsidiaries.
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
2017 Notes
On June 11, 2012, we completed our private offering of $275.0 million aggregate principal amount of our 1.375% convertible senior notes due 2017, or the 2017 notes. The net proceeds from the offering were $266.2 million, after deducting the initial purchasers’ discounts and commissions and our offering expenses. The 2017 notes were our senior unsecured obligations and paid cash interest at a rate of 1.375% per year, payable semi-annually on June 1 and December 1 of each year. The conversion rate for the 2017 notes was 35.8038 shares of our common stock per $1,000 principal amount of 2017 notes, which is equivalent to an initial conversion price of $27.93 per share of our common stock.
In June 2016, we used approximately $323.2 million of the net proceeds of the 2023 notes to repurchase $220.0 million in aggregate principal amount of the 2017 notes in privately negotiated transactions effected through the initial purchasers of the 2017 notes. As part of the June 2016 repurchase of the 2017 notes, we settled a proportionate amount of outstanding bond hedge and warrants related to the bonds that were repurchased for a net cash receipt of $12.6 million.
The remaining 2017 notes matured on June 1, 2017. In connection with the maturity of 2017 Notes, the holders converted substantially all of the outstanding principal amount of the 2017 notes (other than $14,000 of principal amount of 2017 notes which was not converted and which amount was paid in full to the holders thereof), we paid cash to the converting 2017 note holders equal to $55.0 million in respect of principal, interest and fractional shares on the 2017 notes converted and delivered 819,901 shares of our common stock in respect of the remainder of our conversion obligation in excess of the aggregate principal amount of the 2017 notes converted.

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
As part of the June 2016 repurchase of $220.0 million in aggregate principal amount of the 2017 Notes, we settled the related hedges and warrants for a net cash receipt of $12.6 million. On June 1, 2017, in connection with the maturity of the 2017 notes, we settled the note hedges and received from the note hedge counterparties approximately 820,000 shares of our common stock at an average price of $48.79 per share. The redemption offset the dilution with respect to the 819,901 shares of our common stock that were issued upon the conversion of the 2017 notes. The shares delivered to us in connection with the redemption of the 2017 note hedges are held by us as treasury shares. The remaining warrants, which continue to be outstanding after the maturity of the 2017 notes and the concurrent redemption of the note hedges, provide the holders the right to purchase up to approximately two million shares of our common stock, subject to customary antidilution adjustments, at a strike price of $34.20 per share. The warrants will have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock, as measured under the terms of the warrants, exceeds the applicable strike price. The warrants will be net-settled issuing common stock, provided that subject to certain conditions we may elect to settle all of the warrants in cash. The warrants will expire on a series of expiration dates between August and December 2017. Based on the closing price of our common stock of $36.29 on August 8, 2017 and assuming that all of the remaining warrants were settled in common stock at such price, approximately 113,410 shares of common stock would be issuable to holders of the remaining warrants.

Biogen Letter Agreement

On August 7, 2012, we and Biogen Idec MA Inc., or Biogen, entered into a letter agreement resolving a disagreement between the parties as to the calculation and amount of the royalties required to be paid to Biogen by us under our license agreement with Biogen under which Biogen licensed Angiomax to us.  The letter agreement amends the license agreement providing, among other things, that effective solely for the period from January 1, 2013 through and including December 15, 2014, each of the royalty rate percentages payable by us as set forth in the license agreement shall be increased by one percentage point. As of December 15, 2014, we no longer owe royalties to Biogen or Health Research, Inc. relating to sales of Angiomax in the United States. In the third quarter of 2015, Biogen completed an audit of our books and records and indicated its belief that additional amounts are owed to Biogen under the license agreement. In September 2015, we filed suit in the United States District Court for the District of New Jersey seeking declaratory judgments that we have satisfied our obligations under the license agreement. In November 2015, Biogen answered the complaint denying our claims and asserting counterclaims for breach of contract. In February 2017, Biogen’s claim for audit costs was voluntarily dismissed. The parties have completed fact discovery and expert discovery. A trial date has not been set by the court. We believe we will prevail in this suit, however, there can be no assurance that we will be successful. An adverse resolution could have a material adverse effect on our business, financial condition or results of operations. See Part II, Item 1. Legal Proceedings, of this Quarterly Report on Form 10-Q for additional information.

U.S. Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which was amended by the Health Care and Education Reconciliation Act of 2010. The PPACA, as amended, contains numerous provisions that impact the pharmaceutical and healthcare industries, and it empowers the Department of Health and Human Services, or HHS, to implement a number of related healthcare reform, or HCR, measures that are likely to have a broad impact on the pharmaceutical and healthcare industry. We are continually evaluating the impact of the PPACA and other HCR-related programs and regulations on our business. As of the date of this Quarterly Report on Form 10-Q, we have not identified any provisions that currently materially impact our business or results of operations. However, the potential impact of the PPACA and other HCR measures on our business and results of operations is inherently difficult to predict because many of the details regarding the implementation of this legislation have not been determined. In addition, the impact on our business and results of operations may change as and if our business evolves. President Trump and HHS Secretary Price have announced support for a repeal of PPACA and a number of other HCR programs initiated under the Obama administration, and Congress has and continues to debate several bills that would partially or fully repeal and replace PPACA. It remains unclear whether replacement programs will include similar limitations affecting reimbursement, although scrutiny over drug pricing and government costs is expected to continue. Similarly, efforts in Congress to reform Medicare and Medicaid may impact the pharmaceutical and healthcare industries.

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

We developed Orbactiv for the treatment of ABSSSI, including infections caused by MRSA, and are exploring the development of Orbactiv for other indications, including ABSSSI in children, uncomplicated bacteremia and other gram-positive bacterial infections. We developed the new formulation of Minocin IV, which is approved by the FDA, for the treatment of infections due to susceptible strains of designated gram-negative bacteria, including those due to Acinetobacter spp, and designated gram-positive bacteria. We are also developing Vabomere for the treatment of hospitalized patients with serious gram-negative bacterial infections. In November 2013, the FDA designated Orbactiv a QIDP. In August 2014, following approval of Orbactiv, the FDA informed us that Orbactiv met the criteria for an additional five years of non-patent exclusivity to be added to the five year exclusivity period already provided by the Food, Drug and Cosmetic Act. As a result, Orbactiv’s non-patent regulatory exclusivity is scheduled to expire in August 2024. In December 2013, the FDA designated Vabomere a QIDP. We expect that if the NDA for Vabomere is approved, Vabomere would receive an additional five years of non-patent exclusivity. In April 2015, the FDA designated the new formulation of Minocin IV a QIDP for certain additional potential indications involving gram-negative bacteria, and we expect that if we submit a supplemental NDA for one or more of those indications and such supplemental NDA is approved, Minocin IV would receive an additional five years of non-patent exclusivity with respect to such indications.

Results of Operations

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

Total Net Revenues:

Total net revenues decreased 65.8% to $18.7 million for the three months ended June 30, 2017 as compared to $54.7 million for the three months ended June 30, 2016. Total net revenues decreased 59.1% to $43.0 million for the six months ended June 30, 2017 as compared to $105.0 million for the six months ended June 30, 2016.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change $	Change %	2017	2016	Change $	Change %
	(in thousands)				(in thousands)
Net product revenues	$13,355	$30,324	$(16,969)	(56.0)%	$27,200	$61,699	$(34,499)	(55.9)%
Royalty revenues	5,387	24,407	(19,020)	(77.9)%	15,758	43,338	(27,580)	(63.6)%
Total net revenues	$18,742	$54,731	$(35,989)	(65.8)%	$42,958	$105,037	$(62,079)	(59.1)%

Net Product Revenues:

The following table reflects the components of net product revenues for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change $	Change %	2017	2016	Change $	Change %
	(in thousands)				(in thousands)
Angiomax	$5,316	$15,806	$(10,490)	(66.4)%	$12,200	$32,683	$(20,483)	(62.7)%
Other products	8,039	14,518	(6,479)	(44.6)%	15,000	29,016	(14,016)	(48.3)%
Net product revenues	$13,355	$30,324	$(16,969)	(56.0)%	$27,200	$61,699	$(34,499)	(55.9)%

Net product revenues decreased by $17.0 million, or 56.0%, to $13.4 million in the three months ended June 30, 2017 compared to $30.3 million in the three months ended June 30, 2016, reflecting decreases in net product revenues in the United States of $14.8 million and in international markets of $2.2 million.

Net product revenues decreased by $34.5 million, or 55.9%, to $27.2 million in the six months ended June 30, 2017 compared to $61.7 million in the six months ended June 30, 2016, reflecting decreases of $30.4 million in the United States and of $4.1 million in international markets.

Angiomax. Net product revenues from sales of Angiomax decreased by $10.5 million, or 66.4%, to $5.3 million in the three months ended June 30, 2017 compared to $15.8 million in the three months ended June 30, 2016. Net product revenues from sales of Angiomax decreased by $20.5 million, or 62.7%, to $12.2 million in the six months ended June 30, 2017 compared to $32.7 million in the six months ended June 30, 2016. The decrease in the three and six months ended June 30, 2017 was attributed to reductions in price and volume due to an increase in the number of generic versions of bivalirudin in the United States. Of the $5.3 million and $12.2 million of net product revenues from sales of Angiomax in the three and six months ended June 30, 2017, respectively, $3.1 million and $6.8 million, respectively, related to shipments of generic Angiomax to Sandoz. For the three and six months ended June 30, 2016, $6.3 million and $10.7 million, respectively, related to shipments of generic Angiomax to Sandoz.

Net product revenues in the United States for the three and six months ended June 30, 2017 and 2016 reflect chargebacks related to the 340B Drug Pricing Program. Under the 340B Drug Pricing Program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. Chargebacks related to the 340B Drug Pricing Program decreased to $1.2 million in the three months ended June 30, 2017 compared to $2.4 million in the three months ended June 30, 2016 and $1.7 million in the six months ended June 30, 2017 compared to $5.2 million in the six months ended June 30, 2016 primarily due to the reduction in wholesaler purchases.

Other Products. Net product revenues from sales of Cleviprex, Minocin IV, Orbactiv, ready-to-use Argatroban, Kengreal and Ionsys decreased by approximately $6.5 million, or 44.6%, to $8.0 million in the three months ended June 30, 2017 from $14.5 million in the three months ended June 30, 2016, primarily due to the sale of the Non-Core ACC Products in June 2016. Net product revenues from sales of Minocin IV and Orbactiv were $2.5 million and $5.4 million, respectively, in the three months ended June 30, 2017 compared to $2.0 million and $4.2 million, respectively, in the three months ended June 30, 2016.

Net product revenues from sales of Cleviprex, Minocin IV, Orbactiv, ready-to-use Argatroban, Kengreal and Ionsys decreased by $14.0 million, or 48.3%, to $15.0 million in the six months ended June 30, 2017 from $14.5 million in the six months ended June 30, 2016, primarily due to the sale of the Non-Core ACC Products in June 2016. Net product revenues from sales of Minocin IV and Orbactiv increased to $5.1 million and $9.6 million, respectively, in the six months ended June 30, 2017, compared to $3.3 million and $7.1 million, respectively, in the six months ended June 30, 2016, primarily due to increased volume.

Royalty Revenues:

For the three and six months ended June 30, 2017, we recognized $5.4 million and $15.8 million, respectively, and for the three and six months ended June 30, 2016, we recognized $24.4 million and $43.3 million, respectively, in royalty revenues related to the authorized generic sale of Angiomax to hospitals by Sandoz. The decreases in royalty revenues during the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 was attributed to reductions in price and volume due to an increase in the number of generic versions of bivalirudin in the United States. Royalty revenues are expected to decline in 2017 and in future years due to an increase in competition from additional generic versions of bivalirudin.

Cost of Product Revenues:

Cost of product revenues for the three months ended June 30, 2017 was $16.3 million, or 86.9% of net product revenues, compared to $15.2 million, or 27.8% of net product revenues, in the three months ended June 30, 2016. Cost of product revenues for the six months ended June 30, 2017 was $29.8 million, or 69.5% of net product revenues, compared to 34.0 million, or 32.4% of net product revenues, for the six months ended June 30, 2016.

Cost of product revenues during these periods consisted of:

•	expenses in connection with the manufacture of our products sold, including expenses related to excess inventory offset by the positive impact of sales of previously reserved units;

•
royalty expenses under our agreement with Eli Lilly and Company related to Orbactiv, and for the six months ended June 30, 2016, our agreement with AstraZeneca related to Cleviprex and our agreement with Eagle Pharmaceuticals, Inc. related to ready-to-use Argatroban;

•	amortization of the costs of selling rights agreements, product licenses, developed product rights and other identifiable intangible assets, which result from product and business acquisitions; and

•	logistics costs related to Angiomax, Cleviprex, Orbactiv, Minocin IV, ready-to-use Argatroban, Kengreal and Ionsys, including distribution, storage, and handling costs.

•	expenses associated with the discontinuance and market withdrawal of Ionsys in the United States market, including a write-off of inventory, severance and other exit costs.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	% of Total	2016	% of Total	2017	% of Total	2016	% of Total
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Manufacturing/Logistics	$10,618	65.2%	$11,742	77.1%	$17,315	58.0%	$22,041	64.8%
Royalties	656	4.0%	2,135	14.0%	1,455	4.9%	4,348	12.8%
Impairment of inventory and amortization of acquired product rights and intangible assets	5,008	30.8%	1,353	8.9%	11,065	37.1%	7,638	22.4%
Total cost of product revenues	$16,282	100.0%	$15,230	100.0%	$29,835	100.0%	$34,027	100.0%

Cost of product revenues increased by $1.1 million during three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase is mainly due to reserves of $5.3 million relating to Ionsys inventory partially offset by the positive impact of $2.1 million of sales of previously reserved Angiomax inventory recorded in the three months ended June 30, 2016. This increase is also partially offset by Manufacturing/logistics expenses which decreased due to the reduction in Angiomax product sales as well as the sale of the Non-Core ACC Products.

Cost of product revenues decreased by $4.2 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This decrease is mainly due to the decrease in manufacturing/logistics costs as well as royalties related to the sale of the Non-Core ACC Products, partially offset by the increase in Ionsys inventory obsolescence as discussed above.

Asset Impairment Charges:

For both the three and six months ended June 30, 2017, we recognized impairment charges of $226.5 million, $26.2 million and $11.4 million to reduce the carrying amounts of the product licenses, developed product rights, and fixed assets, respectively, associated with Ionsys to their estimated fair values of zero as a result of the discontinuation and market withdrawal of Ionsys which became effective on June 19, 2017. In the second quarter of 2017, we recognized impairment charges of $65.0 million to reduce the carrying amount of the in-process research and development associated with MDCO-700 to an estimated fair value of zero as a result of management’s decision to discontinue the MDCO-700 trials. These impairment charges were recorded in asset impairment charges in the accompanying condensed consolidated statements of operations. For further details, see Note 1, “Nature of Business,” in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Research and Development Expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	% of Total	2016	% of Total	2017	% of Total	2016	% of Total
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Marketed products	$3,853	11.7%	$5,151	13.7%	$6,475	9.0%	$10,588	14.9%
Registration stage product candidates	8,204	24.8%	—	—%	18,569	26.0%	—	—%
Research and development product candidates	21,015	63.5%	32,416	86.3%	46,455	65.0%	60,470	85.1%
Total research and development expenses	$33,072	100.0%	$37,567	100.0%	$71,499	100.0%	$71,058	100.0%

Research and development expenses decreased by $4.5 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease in research and development expenses during the three months ended June 30, 2017 is primarily due to decreases in expenses of approximately $11.8 million associated with MDCO-216, a cholesterol efflux promoter, the clinical trials of which we voluntarily discontinued in November 2016, approximately $1.3 million related to marketed products mainly due to the sale of the Non-Core ACC Products and $0.8 million related to MDCO-700. This decrease is partially offset by an increase in costs associated with inclisiran of $9.4 million due to the Phase II clinical trial.

Research and development expenses increased $0.4 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in research and development expenses during the three months ended June 30, 2017 is primarily due to increases of $2.6 million in costs associated with the anticipated new drug application (NDA) filing for Vabomere and increases in costs associated with inclisiran of $26.3 million due to the Phase II clinical trial. These increases were partially offset by decreases of $22.5 million in costs associated with MDCO-216, $4.1 million related to marketed products mainly due to the sale of the Non-Core ACC Products and $0.8 million related to MDCO-700. The clinical trials of MDCO-216 were terminated in the fourth quarter of 2016 therefore no further expenses were incurred during the six months ended June 30, 2017.

We expect research and development expenses in the remainder of 2017 to increase primarily due to increased costs related to clinical trials of inclisiran and manufacturing development activities for Vabomere.

Selling, General and Administrative Expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change $	Change %	2017	2016	Change $	Change %
	(in thousands)				(in thousands)
Selling, marketing and promotional	$28,966	$42,547	$(13,581)	(31.9)%	$56,430	$89,256	$(32,826)	(36.8)%
General corporate and administrative	20,634	51,611	(30,977)	(60.0)%	56,352	84,200	(27,848)	(33.1)%
Total selling, general and administrative expenses	$49,600	$94,158	$(44,558)	(47.3)%	$112,782	$173,456	$(60,674)	(35.0)%

Selling, general and administrative expenses decreased by $44.6 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Selling, marketing and promotional expenses decreased by $13.6 million during this period primarily due to the sale of the Non-Core ACC Products and overall shift in corporate strategy and increased focus on research and development. General corporate and administrative expenses decreased by $31.0 million during the three months ended June 30, 2017. The decrease is primarily due to a $14.7 million decrease in the carrying value of the contingent purchase price to an estimated fair value of zero as a result of the Company’s announcement to discontinue the clinical development program for MDCO-700, as well as disposal and workforce reduction costs incurred in 2016 of $7.9 million and $13 million respectively. These decreases are partially offset by adjustments to the fair value of the contingent consideration due to the former equity holders of Rempex of $2.1 million.

Selling, general and administrative expenses decreased by $60.7 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Selling marketing and promotional expenses decreased by $32.8 million during this period, primarily due to the sale of the Non-Core ACC Products and overall shift in corporate strategy and increased focus on research and development. General corporate and administrative expenses decreased by $27.8 million during the six months ended June 30, 2017. The decrease is primarily due to a $14.7 million decrease in the carrying value of the contingent purchase price to an estimated fair value of zero as a result of the Company’s announcement to discontinue the clinical development program for MDCO-700, as well as disposal and workforce reduction costs incurred in 2016 of $7.9 million and $13 million respectively. These decreases are partially offset by adjustments to the fair value of the contingent consideration due to the former equity holders of Rempex of $8.7 million.

We expect our selling, general and administrative expenses will continue to decrease in 2017 due to a decrease in headcount relative to 2016 and a decrease in the number of products we sell.

Co-promotion and License Income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change $	Change %	2017	2016	Change $	Change %
	(in thousands)				(in thousands)
Co-promotion and license income	$757	$1,341	$(584)	(43.5)%	$1,514	$2,316	$(802)	(34.6)%

Co-promotion and license income decreased by $0.6 million and $0.8 million during the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, respectively. These decreases are attributed to co-promotion income under our license agreement with Eagle related to ready-to-use Argatroban, which was included in the sale of the Non-Core ACC products. Co-promotion and license income includes license income of $0.8 million and $1.5 million for the three and six months ended June 30, 2017 and 2016, respectively under our collaboration agreement with SciClone Pharmaceuticals and SymBio Pharmaceuticals Ltd.

Interest Expense:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change $	Change %	2017	2016	Change $	Change %
	(in thousands)				(in thousands)
Interest expense	$12,590	$10,363	$2,227	21.5%	$25,012	$20,109	$4,903	24.4%

During the three and six months ended June 30, 2017, we recorded approximately $12.6 million and $25.0 million, respectively, in interest expense related to the 2017 Notes, 2022 Notes, and 2023 Notes as compared to $10.4 million and $20.1 million, respectively, in interest expense related to the 2017 Notes and 2022 Notes during the three and six months ended June 30, 2016. The increase in interest expense in the three and six months ended June 30, 2017 is due to an increase in the debt as well as higher effective interest rates. We expect an increase in interest expense in 2017 as compared to 2016 as a result of the higher effective interest rate on the 2023 notes.

Other Income (Loss):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change $	Change %	2017	2016	Change $	Change %
	(in thousands)				(in thousands)
Other income (loss)	$854	$138	$716	518.8%	$845	$(124)	$969	(781.5)%

Other income (loss), which is comprised of interest income and gains and losses on foreign currency transactions, increased by $1.0 million during the three and six months ended June 30, 2017, primarily due to interest income on available for sale securities.

Benefit (Provision) for Income Taxes:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change $	Change %	2017	2016	Change $	Change %
	(in thousands)				(in thousands)
Benefit (provision) for income taxes	$23,020	$(11)	$23,031	*	$22,970	$(57)	$23,027	*
_______________________________________
*    Represents a change in excess of 100%

We recorded a benefit for income taxes of $23.0 million and a provision for income taxes of $0.01 million for the three months ended June 30, 2017 and 2016, respectively, based on a (loss) income from continuing operations before income taxes of $(420.3) million and $181.8 million for the same periods. Our effective income tax rates for the three months ended June 30, 2017 and 2016 were approximately 5.5% and 0.01%, respectively.

We recorded a benefit for income taxes of $23.0 million and a provision for income taxes of $0.1 million for the six months ended June 30, 2017 and 2016, respectively, based on loss from continuing operations before income taxes of $522.9 million and $91.5 million for the six months ended June 30, 2017 and 2016, respectively. Our effective income tax rates for the six months ended June 30, 2017 and 2016 were approximately 4.39% and 0.1%, respectively.

For the three and six months ended June 30, 2017, the Company’s benefit for income taxes is the result of the Company’s impairment of its investment in MDCO-700, which was a discrete item of $23.0 million, partially offset by a provision for state tax minimums and estimated taxes due by profitable foreign subsidiaries. For further details, see Note 9, “Intangible Assets and Goodwill,” in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Loss from Discontinued Operations, Net Of Tax:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change $	Change %	2017	2016	Change $	Change %
	(in thousands)				(in thousands)
(Loss) income from discontinued operations, net of tax	$—	$619	$(619)	(100.0)%	$—	$(1,486)	$1,486	100.0%

For details on discontinued operations, see Note 16, “Discontinued Operations,” in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Due to the introduction of generic competition against Angiomax and the divestiture of certain of our non-core products, our revenues generated from product sales have declined significantly since 2014. Revenues are expected to continue to decline as generic competition for Angiomax increases. We have incurred net losses and negative cash flows from operations since 2014 and had an accumulated deficit of $1,048.9 million as of June 30, 2017. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to develop, seek regulatory approval for and commercially launch our products and products in development, including inclisiran and Vabomere. We believe our existing cash and cash equivalents and available for sale securities of approximately $334.0 million as of June 30, 2017, together with the cash flows we generate from product sales, will likely not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from August 9, 2017 (the date of filing this Form 10-Q).

Because we expect to continue to incur negative cash flows from operations, we will need to raise additional funds through asset sales, including asset sales of products or businesses that generate a material portion of our revenues, engage in other strategic transactions, sell additional equity or debt securities, or seek additional financing through other arrangements in order to meet our anticipated operating and funding requirements for the next twelve months. There can be no assurances that asset sales or public or private financings may be available in amounts or on terms acceptable to us, if at all. Our ability to obtain additional debt financing may be limited by market conditions. If we are unable to consummate asset sales, obtain additional financing or otherwise increase our cash resources, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development or commercialization activities. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern.

Sources of Liquidity

Since our inception, we have financed our operations principally through revenues from sales of Angiomax and our other products and the sale of common stock, convertible promissory notes and warrants. We expect revenue from sales of Angiomax will be significantly lower in future years due to generic competition. This reduced revenue is likely to significantly impact our cash and cash equivalents and how we finance our operations. We had $202.4 million and $131.5 million in cash and cash equivalents and available for sales securities, respectively, as of June 30, 2017.

Cash Flows

As of June 30, 2017, we had $202.4 million in cash and cash equivalents, as compared to $541.8 million as of December 31, 2016. The decrease in cash and cash equivalents in the six months ended June 30, 2017 was due to $175.4 million, $136.0 million and $28.9 million of net cash used in operating activities, investing activities, and financing activities, respectively.

Net cash used in operating activities was $175.4 million in the six months ended June 30, 2017, compared to net cash used in operating activities of $212.3 million in the six months ended June 30, 2016. The cash used in operating activities during the six months ended June 30, 2017 is primarily due to a net loss of $499.9 million, and changes in working capital items of $21.8 million partially offset by increases due to non-cash items of $346.4 million. Non-cash items primarily consist of asset impairment charges, depreciation and amortization, amortization of debt discount, stock compensation expense, and changes in contingent consideration obligations. Net cash used in operating activities was $212.3 million in the six months ended June 30, 2016. The cash used in operating activities during the six months ended June 30, 2016 is primarily due to net income of $90.0 million offset by changes in working capital items of $61.7 million, and decreases due to non-cash items of $240.6 million. Non-cash items primarily consist of gain on sale of businesses, depreciation and amortization, amortization of debt discount and stock compensation expense.

Net cash used in investing activities was $136.0 million in the six months ended June 30, 2017, which was primarily due to purchases of available for sale securities of $131.6 million and the purchases of fixed assets of $4.4 million. Net cash provided by investing activities was $428.0 million in the six months ended June 30, 2016, which was primarily due to the sale of the Hemostasis Business completed in February 2016 and the sale of the Non-Core ACC Products completed in June 2016.

Net cash used in financing activities was $28.9 million in the six months ended June 30, 2017, which was primarily due to $55.0 million for the repayment of the 2017 Notes and $9.6 million in milestone payments, partially offset by $35.9 million of proceeds from issuance of common stock and purchases of stock under our employee stock purchase plan. Net cash provided by financing activities was $56.6 million in the six months ended June 30, 2016, which reflected the net proceeds from the issuance of the 2023 Notes of $390.8 million, offset by the repurchase of $220.0 million of the 2017 Notes for approximately $323.2 million and the purchase of the capped call in connection with the 2023 Notes for approximately $33.9 million. As part of the repurchase of the 2017 Notes, we settled the outstanding bond hedge and warrants related to the bonds repurchased for a net cash receipt of $12.6 million. Net cash provided by financing activities also included $16.9 million of proceeds from issuance of common and purchases of stock under our employee stock purchase plan, offset by $6.5 million in milestone payments.

Funding Requirements

We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $400.0 million aggregate principal amount of the 2022 notes and the $402.5 million aggregate principal amount of the 2023 notes, and to make principal payments on the 2022 notes and 2023 notes at maturity or upon conversion (other than the 2023 notes upon conversion, in which case we will have the option to settle entirely in shares of our common stock). In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party.

As of August 8, 2017, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties related to the Targanta transaction;

•$264.7 million for the Rempex transaction;

•$170.0 million for the license and collaboration agreement with Alnylam; and

•$2.2 million for other transaction milestones.

As of August 8, 2017, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $511.3 million. Of this amount, approximately $70.0 million relates to development milestones, $156.9 million relates to regulatory approval milestones and $284.4 million relates to commercial milestones. These amounts do not include milestone payments of up to $175.8 million related to the Ionsys product, which was discontinued and withdrawn in the U.S. in June 2017 and which we are currently preparing to discontinue and withdraw in Europe, and the MDCO-700 development program, which we discontinued in August 2017.

In addition, of the total potential milestone payment obligations, based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make total milestone payments under our license agreements and acquisition agreements of approximately $62.0 million during the remainder of 2017. The majority of these anticipated payments for 2017 relate to the achievement of development and regulatory milestones. We may pay additional milestone payments under our license agreements and acquisition agreements during 2017 if we achieve additional development, regulatory and commercial milestones during the year.

Total net revenues from sales of Angiomax were significantly lower in the year ended December 31, 2016 and the six months ended June 30, 2017 than in previous comparable periods, and we expect these revenues will decline further. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we fund our future capital requirements.

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

    With respect to both our short-term and long-term cash requirements, if our existing cash resources, together with cash that we generate from sales of our products and other sources, are insufficient to satisfy our product launch, research and development and other funding requirements, including obligations under our convertible notes, we will need to sell additional equity or debt securities, engage in asset sales, including asset sales of products or businesses that generate a material portion of our revenue, engage in other strategic transactions, or seek additional financing through other arrangements, any of which could be material. Any sale of additional equity or convertible debt securities may result in dilution to our stockholders. Public or private financing may not be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, products in development or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. Moreover, our ability to obtain additional debt financing may be limited by the 2022 notes and the 2023 notes, market conditions or otherwise. If we are unable to obtain additional financing or otherwise increase our cash resources, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could adversely affect our business, financial condition and operating results.

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

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to royalties, milestone payments, option exercise and other contingent payments due under our license and acquisition agreements, purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations and increases to our restricted cash in connection with our lease of our principal office space in Parsippany, New Jersey as of June 30, 2017.

During the quarter ended June 30, 2017 there were no other material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our significant accounting policies are more fully described in Note 2, “Significant Accounting Policies,” of our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Note 2 of our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We believe that our estimates relating to revenue recognition, inventory, share-based compensation, income taxes, in-process research and development, contingent purchase price from business combinations and impairment of long-lived assets and goodwill described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016 are “critical accounting estimates.” Please refer to Note 2, “Significant Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for a discussion on changes to certain accounting policies during the six months ended June 30, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash and cash equivalents. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At June 30, 2017, we held $202.4 million in cash and cash equivalents, which had an average interest rate of approximately 0.90%. A 10% change in such average interest rate would have had an approximate $0.2 million impact on our annual interest income. At June 30, 2017, all cash and cash equivalents were due on demand and 93% was held in the United States.

At June 30, 2017, we held $131.5 million in available for sale securities, which had an average interest rate of approximately 1.18%. A 10% change in such average interest rate would have had an approximate $0.2 million impact on our annual interest income.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of June 30, 2017, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $0.5 million impact on our other income and cash.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Mylan Pharmaceuticals, Inc.

In January 2011, we were notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent and ‘343 patent. On February 23, 2011, we filed suit against Mylan Inc., Mylan Pharmaceuticals Inc. and Bioniche Pharma USA, LLC, which we refer to collectively as Mylan, in the U.S. District Court for the Northern District of Illinois for infringement of the ‘727 patent and ‘343 patent. Mylan’s answer denied infringement of the ‘727 patent and ‘343 patent and raised counterclaims of non-infringement and invalidity of the ‘727 patent and ‘343 patent. On April 13, 2011, we filed a reply denying the counterclaims raised by Mylan. On May 4, 2011, the Court set a pretrial schedule. Following a joint request, the Court issued an amended scheduling order on September 22, 2011. On November 29, 2011, Mylan moved to amend its answer to add counterclaims and affirmative defenses of inequitable conduct and unclean hands. Following motion practice, the Court granted Mylan’s request to add counterclaims and affirmative defenses of inequitable conduct and to add affirmative defenses of unclean hands. On March 7, 2012, we filed a reply denying these counterclaims. A Markman hearing was held on July 30, 2012. The Court issued a Markman Order on August 6, 2012. The parties have completed fact and expert discovery. On June 21, 2013, Mylan filed a summary judgment motion of non-infringement of the ‘727 and ‘343 patents and alternatively that the ‘727 patent was invalid. The Court’s decision granted non-infringement of the ‘343 patent and denied the motion with respect to non-infringement and invalidity of the ‘727 patent. A six day trial directed to the ‘727 patent was completed on June 18, 2014. Post-trial briefs were filed on July 1, 2014 and July 11, 2014. On October 27, 2014, the Court issued an opinion and order finding that Mylan’s ANDA product infringes all of the asserted claims of the ‘727 patent.  The Court further found that Mylan failed to prove that the same asserted claims of the ‘727 patent are invalid or unenforceable.  Specifically, the Court found that Mylan failed to prove its allegations of anticipation, obviousness, non-enablement and unenforceability due to inequitable conduct.  On October 28, 2014 and November 13, 2014, Mylan filed Notices of Appeal to the U.S. Court of Appeals for the Federal Circuit. On November 25, 2014, we filed a Notice of Cross Appeal of the district court’s summary judgment of noninfringement of the asserted claims of the ‘343 patent that it had issued on December 16, 2013 and the district court’s Markman Order on August 6, 2012. Appellate briefing was completed in April 2015. An oral argument before the U.S. Court of Appeals for the Federal Circuit was scheduled for September 11, 2015. On July 29, 2015, following a Mylan motion for disposition of its appeal in view of the July 2, 2015 Hospira decision, the Federal Circuit Court granted the motion (1) reversing the district court’s judgment as to the ‘727 patent (2) dismissing as moot our cross-appeal (3) vacating the district court’s entry of an injunction, and (4) holding that each party shall bear its own costs. On August 27, 2015, we filed a petition for panel rehearing. Following the November 13, 2015 decision granting our en banc hearing request in the Hospira appeal and vacating the July 2, 2015 decision, we moved to vacate the Federal Circuit Court’s July 29, 2015 Order terminating the Mylan appeal. Following briefing, the Federal Circuit Court granted our motion and reopened the appeal, vacated its July 29, 2015 Order and then stayed the Mylan appeal pending resolution of the Hospira appeal. Following the en banc decision in the Hospira appeal described above, the Federal Circuit Court lifted the stay. The Mylan appeal was ordered to be a companion appeal to the Hospira appeal and was decided by the same judges as the Hospira appeal. The parties were ordered to file new briefs incorporating the en banc decision. The parties submitted revised briefs and this briefing was completed in October 2016. The Federal Circuit Court heard oral argument on December 6, 2016. Mylan’s ANDA received tentative approval from the FDA in February 2017. On April 6, 2017, the Federal Circuit issued a decision reversing the District Court’s finding of infringement of the ‘727 patent and affirming the lower court’s summary judgment of non-infringement of the ‘343 patent. On April 7, 2017, Mylan filed an emergency motion to accelerate the time for any petition for rehearing and issuance of a mandate. On April 11, 2017, we opposed this motion and on April 12, 2017 the Federal Circuit denied Mylan’s request. On May 5, 2017, we filed with the Federal Circuit Court a petition for rehearing or en banc review. On May 12, 2017, the Federal Circuit invited Mylan to respond which they did on May 19, 2017. On May 23, 2017, we filed a motion to file a reply brief. On May 30, 2017, the Federal Circuit Court denied the motion for a reply and on June 6 denied our petition for panel rehearing. The Federal Circuit Court then issued its mandate on June 13, 2017. On June 9, 2017, Mylan filed in the district court a motion to amend the court’s October 27, 2014 judgment. On June 22, 2017, we filed our opposition to amend the final judgment and also moved for a new trial on the doctrine of equivalents of the ‘727 patent. On June 25, 2017, Mylan opposed the motion for a new trial and we filed our reply on June 26th. On June 28, 2017, the court issued an order granting Mylan’s motion to amend the final judgment and denied our motion for a new trial. The district court entered an amended final judgment on June 28, 2017.

Dr. Reddy’s Laboratories, Inc.

In March 2011, we were notified that Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On April 28, 2011, we filed suit against Dr. Reddy’s Laboratories, Ltd., Dr. Reddy’s Laboratories, Inc. and Gland Pharma, Inc., which we refer to collectively as Dr. Reddy’s, in the U.S. District Court for the District of New Jersey for infringement of the ‘727 patent and ‘343 patent. Dr. Reddy’s answer denied infringement of the ‘727 patent and ‘343 patent and raised counterclaims of non-infringement and invalidity of the ‘727 patent and ‘343 patent. On May 11, 2012, Dr. Reddy’s filed a motion for summary judgment. On October 2, 2012, the Court held oral argument on Dr. Reddy’s summary judgment motion and conducted a Markman hearing. On October 15, 2012, the Court denied Dr. Reddy’s summary judgment motion. A Markman decision was issued by the Court on January 2, 2013. On January 25, 2013, Dr. Reddy’s filed a second summary judgment motion this time for non-infringement. At the direction of the Court, on May 13, 2013, the motion was withdrawn by Dr. Reddy’s. We have pending motions seeking further fact discovery of Dr. Reddy’s. The parties have yet to enter the expert phase of the case. On May 12, 2015 the Court issued a Stipulation and Order staying the case as Dr. Reddy's had yet to respond to an FDA Complete Response Letter dated December 7, 2012. In June 2016, Dr. Reddy’s responded to the FDA’s Complete Response Letter. As a result, following a joint submission by the parties, the Court on July 22, 2016 ordered the stay vacated and reopened discovery of Dr. Reddy’s ANDA. The Court has set a schedule to complete discovery by June 23, 2017. Following the decision by the Federal Circuit in the above Mylan appeal, the district court set a schedule for the exchange of expert reports and additional fact discovery. Following the denial of the petition for rehearing, a revised schedule was ordered with our supplementing our opening infringement expert report on July 14, 2017, rebuttal reports to be exchanged on July 28, 2017 and reply expert reports to be exchanged on August 18, 2017. No trial date has been set. Dr. Reddy’s ANDA received final FDA approval on May 26, 2017.

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

Apotex Inc.

In March 2013, we were notified that Apotex Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On May 1, 2013, we filed suit against Apotex Inc. and Apotex Corp., which we refer to collectively as Apotex, in the U.S. District Court for the District of New Jersey for infringement of the ‘727 and ‘343 patents. The case has been assigned to the same judge and magistrate judge as the Dr. Reddy’s and Sun actions. Apotex filed its answer on July 19, 2013 and raised counterclaims of non-infringement and invalidity. A scheduling conference before the magistrate judge was held on December 16, 2013. Following a subsequent conference on April 15, 2014 and further directions from the Court to resubmit a discovery schedule, the Court entered a revised discovery schedule on July 17, 2014. A Markman hearing commenced on January 22, 2015 and was completed on March 3, 2015. Following the July 2, 2015 Hospira decision, the parties requested and the Court entered an order staying the case until the Federal Circuit Court issues a mandate in the Hospira appeal. Following the Hospira en banc decision in July 2016, we moved the Court to lift the stay to resume fact discovery of Apotex’s ANDA, which Apotex opposed. The magistrate judge granted our request and issued an order on September 13, 2016 reinstating the case and ordered certain discovery to proceed. On September 23, 2016, Apotex filed a motion to vacate the September 13th order. Oral argument on the motion was held on October 17, 2016 and the Court entered an order that ANDA discovery could proceed. In addition, in October 2016, the Court ordered Apotex to give us 10-days’ notice before any at risk launch. The parties requested and the Court agreed to stay this case pending the above discussed Hospira and Mylan appeals. The Court has not set a schedule for the expert phase or a trial date. Apotex’s ANDA received final FDA approval on July 6, 2017.

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

Sagent Pharmaceuticals Inc.

In July 2015, we were notified that Sagent Pharmaceuticals Inc., or Sagent, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent and ‘343 patent. On August 26, 2015, we filed suit against Sagent in the U.S. District Court for the Northern District of Illinois for infringement of the ‘727 patent and ‘343 patent. Sagent filed its answer on November 30, 2015 and raised counterclaims of non-infringement and invalidity. We filed a reply on December 22, 2015. A scheduling conference was held on January 21, 2016. The case has been stayed pending resolution of the Hospira en banc appeal. At a September 13, 2016 status conference, the parties jointly requested the stay be lifted and discovery proceed on our claim that Sagent’s ANDA infringes the ‘727 and ‘343 patents. In addition to a proposed case schedule, the parties submitted a joint partial judgment wherein Sagent acknowledged that the claims at issue in the Hospira and Mylan appeals, if found valid, will be valid in this case and Sagent’s invalidity claims are dismissed with prejudice. To the extent the Federal Circuit Court in the Hospira and Mylan matters finds any claim invalid, the parties agreed that the partial judgment will be vacated. Sagent’s ANDA received tentative approval in March 2015, but is subject to a Hatch-Waxman 30-month stay until

2018. The parties have been conducting fact discovery. The Court extended the close of fact discovery to July 31, 2017. On June 21, 2017, the Court held a status conference in Chicago. Sagent requested permission and the Court agreed that Sagent could file a motion for summary judgment by July 7, 2017 and instructed Sagent to produce the documents being requested by us. On July 7, 2017, Sagent filed its motion for summary judgment of non-infringement. On July 13, 2017, a conference was held before the Court to discuss necessary fact discovery and a briefing schedule. The Court ordered Sagent to provide the requested and as of yet not produced discovery before August 16, 2017. The Court also continued the setting of a summary judgment briefing schedule until the now scheduled August 16, 2017 status conference. The Court has not set a trial date.

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

Biogen Idec Litigation

On September 15, 2015, Biogen Idec, notified us that after completing an audit of our books and records for the fourth quarter of 2014, Biogen Idec believes it is owed additional royalties relating to Angiomax under our license agreement with Biogen Idec. On September 23, 2015, we filed suit against Biogen Idec in the United States District Court for the District of New Jersey seeking, inter alia, declaratory judgments that we have satisfied our obligations under the license agreement. On November 12, 2015, Biogen Idec answered the complaint denying our claims and asserting counterclaims for breach of contract. In February 2017, Biogen’s claim for audit costs was voluntarily dismissed.  The parties have completed fact and expert discovery. A trial date has not been set by the Court. We believe we will prevail in this suit, however, there can be no assurance that we will be successful. An adverse resolution could have a material adverse effect on our business, financial condition or results of operations.

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

Risks Related to Our Financial Results

We will need additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all, which raises substantial doubt about our ability to continue as a going concern.

We are primarily focused on the advancement of our product candidates, inclisiran and Vabomere, through the clinical development and regulatory approval process, in addition to marketing Orbactiv and Minocin IV. The completion of the development and the potential commercialization of our product candidates, should they receive regulatory approval, will require substantial funds. We will need to obtain substantial additional sources of funding to develop our product candidates as currently contemplated.

Due to the introduction of generic competition against Angiomax and the divestiture of certain of our non-core products, our revenues generated from product sales have declined significantly since 2014. Revenues are expected to continue to decline as generic competition for Angiomax increases. We have incurred net losses and negative cash flows from operations since 2014 and had an accumulated deficit of $1,048.9 million as of June 30, 2017. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to develop, seek regulatory approval for and commercially launch our products and products in development, including inclisiran and Vabomere. We believe our existing cash and cash equivalents and available for sale securities of approximately $334.0 million as of June 30, 2017, together with the cash flows we generate from product sales, will likely not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from August 9, 2017 (the date of filing this Form 10-Q).

Because we expect to continue to incur negative cash flows from operations, we will need to raise additional funds through asset sales, including asset sales of products or businesses that generate a material portion of our revenues, engage in other strategic transactions, sell additional equity or debt securities, or seek additional financing through other arrangements in order to meet our anticipated operating and funding requirements for the next twelve months. There can be no assurances that asset sales or public or private financings may be available in amounts or on terms acceptable to us, if at all. Our ability to obtain additional debt financing may be limited by market conditions. If we are unable to consummate asset sales, obtain additional financing or otherwise increase our cash resources, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development or commercialization activities. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern.

We no longer have market exclusivity for Angiomax and face generic and other competition that will cause our net revenue to decline significantly.

A substantial majority of our historic revenue has come from sales of Angiomax (bivalirudin) in the United States. Angiomax is now subject to generic competition. In the United States, we sell Angiomax under our name as a branded Angiomax product, and, on July 2, 2015, entered into a supply and distribution agreement with Sandoz, under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). We entered into the supply and distribution agreement as a result of the July 2, 2015 Federal Circuit Court ruling against us in our patent infringement litigation with Hospira with respect to the ‘727 patent and the ‘343 patent covering a more consistent and improved Angiomax drug product and the processes by which it is made. In addition to Hospira, other generic firms have entered the market. APP, through its affiliated company, Fresenius Kabi, commenced selling its generic version of Angiomax under provisions of a settlement agreement triggered by the Federal Circuit Court’s July 2, 2015 decision in the Hospira matter. Apotex Inc. and Dr. Reddy’s Laboratories have each also commenced commercialization of generic bivalirudin products upon receiving final approval if their respective ANDA filings by the FDA even though we remain in active litigation against each company. In addition, we expect Mylan to commence marketing its generic bivalirudin product as a result of a decision by the Federal Circuit Court in Mylan’s appeal that reversed an earlier district court decision that found that Mylan’s ANDA product infringed all of the asserted claims of the ‘727 patent.

A number of companies in addition to Hospira, Mylan, APP, Apotex Inc. and Dr. Reddy’s Laboratories have filed ANDAs for their generic versions of Angiomax. In addition the generic versions of bivalirudin currently being sold, Angiomax could be subject to further generic competition in the United States from Teva and Sun under the circumstances set forth in our respective settlement agreements with such parties and upon a final approval of each companies' ANDA filings by the FDA. Pliva Hrvatska DOO, an affiliate of Teva, currently has tentative approval for its ANDA filing for its generic version of Angiomax. Other ANDA filers may commercialize their products ‘at risk’ if they receive final approval of their respective ANDA filings and are not subject to a Hatch-Waxman 30-month stay. Further, we remain in infringement litigation involving the ‘727 patent and ‘343 patent with the other ANDA filers as described in Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q. There can be no assurance as to the outcome of our infringement litigation. We may continue to incur substantial legal expenses related to these matters.
The principal patent covering Angiomax in Europe expired in August 2015. As a result, we face generic competition in Europe.

Net product revenues from sales of Angiomax decreased from $32.7 million for the six months ended June 30, 2016 to $12.2 million for the six months ended June 30, 2017. We expect that net product revenues from sales of Angiomax will continue to decline in 2017 and in future years due to generic and other competition. Although we have entered into a supply and distribution agreement with Sandoz to sell an authorized generic version of Angiomax, the royalty income from the sale of the authorized generic, which for the six months ended June 30, 2017 was approximately $15.8 million, is expected to only partially offset the expected further decline in Angiomax net product revenues.

We have a history of net losses and may not achieve profitability in future periods or maintain profitability on an annual basis due in particular to expected decreases in net revenue from sales of Angiomax and other results of our loss of exclusivity on Angiomax.

We have incurred net losses in many years and on a cumulative basis since our inception, and we expect to continue to incur net losses. As of June 30, 2017, we had an accumulated deficit of approximately $1,048.9 million. In those periods in which we were able to achieve profitability, our profitability was based on revenue from sales of Angiomax, and a substantial majority of our historic revenue has been generated from sales of Angiomax in the United States. However, generic competition for Angiomax commenced in the United States in July 2015 and we lost market exclusivity for Angiomax in Europe in August 2015. We expect that net revenue from sales of Angiomax will continue to decline in future years due to competition from generic versions of Angiomax, including our authorized generic being marketed by Sandoz and other generic versions of Angiomax which have been and may be approved by the FDA.

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

We review our inventory, including inventory purchase commitments, and provide reserves, as appropriate, against the carrying amount of inventory. For example, for the year ended December 31, 2015, we recorded a $29.5 million inventory obsolescence charge and a charge of $12.1 million for potential losses on future inventory purchases primarily due to the loss of exclusivity of Angiomax. We also recorded a $8.5 million reserve for potential inventory obsolescence during the year ended December 31, 2016. As of June 30, 2017, our inventory of Angiomax was $24.7 million and all inventory-related purchase commitments for 2017 have been fulfilled for Angiomax bulk drug substance. If sales of Angiomax decline more than our current expectations, or if sales of other marketed products fail to meet expectations, we could be required to make an additional allowance for excess or obsolete inventory, increase our accrual for product returns or increase our deferred tax valuation allowance, or we could incur other costs related to operating our business, each of which could negatively impact our results of operations and our financial condition.

We have commercially launched and commenced sales of several of our products in recent years. If we are not successful with the commercial launches of these products, or the potential launches of other product candidates in the future, or experience significant delays in doing so, our business likely would be materially harmed.
We commercially launched Orbactiv in the United States in the third quarter of 2014. We also launched Ionsys and the new formulation of Minocin IV in the United States in 2015. We may also commercially launch by ourselves or through arrangements with third parties additional products and products in development in the United States and Europe, in the coming months and years, subject to receiving regulatory approval. Commercial launches of this number of products in such a short period of time will require significant efforts from us and the devotion of substantial resources as we will need to finalize regulatory submissions, work with regulatory authorities in their evaluation of our submissions, have manufactured sufficient quantities of product to commence commercial sales and establish the infrastructure necessary to commercially launch these products and products in development.
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

On November 3, 2015, we announced that our current intention was to explore strategies for optimizing our capital structure and liquidity position. At June 30, 2017, we had approximately $334.0 million in cash and cash equivalents and available for sale securities. We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $400.0 million aggregate principal amount of the 2022 notes and the $402.5 million aggregate principal amount of the 2023 notes, and to make principal payments on the 2022 notes and 2023 notes at maturity or upon conversion (other than the 2023 notes upon conversion, in which case we will have the option to settle entirely in shares of our common stock). In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party.
As of August 8, 2017, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties related to the Targanta transaction;

•	$264.7 million for the Rempex transaction;

•	$170.0 million for the license and collaboration agreement with Alnylam; and

•	$2.2 million for other transaction milestones.

As of August, 8, 2017, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $511.3 million. Of this amount, approximately $70.0 million relates to development milestones, $156.9 million relates to regulatory approval milestones and $284.4 million relates to commercial milestones. These amounts do not include milestone payments of up to $175.8 million related to the Ionsys product, which was discontinued and withdrawn in the U.S. in June 2017 and which we are currently preparing to discontinue and withdraw in Europe, and the MDCO-700 development program, which we discontinued in August 2017.
In addition, of the total potential milestone payment obligations, based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make total milestone payments under our license agreements and acquisition agreements of approximately $62.0 million during the remainder of 2017. The majority of these anticipated payments for 2017 relate to the achievement of development and regulatory milestones. We may pay additional milestone payments under our license agreements and acquisition agreements during 2017 if we achieve additional development, regulatory and commercial milestones during the year.
Total net revenues from sales of Angiomax were significantly lower in the year ended December 31, 2016 and the six months ended June 30, 2017 than in previous comparable periods, and we expect these revenues will decline further. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we fund our future capital requirements.
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

With respect to both our short-term and long-term cash requirements, if our existing cash resources, together with cash that we generate from sales of our products and other sources, are insufficient to satisfy our product launch, research and development and other funding requirements, including obligations under our convertible notes, we will need to sell additional equity or debt securities, engage in asset sales, including asset sales of products or businesses that generate a material portion of our revenue, engage in other strategic transactions, or seek additional financing through other arrangements, any of which could be material. Any sale of additional equity or convertible debt securities may result in dilution to our stockholders. Public or private financing may not be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, products in development or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. Moreover, our ability to obtain additional debt financing may be limited by the 2022 notes and the 2023 notes, market conditions or otherwise. If we are unable to obtain additional financing or otherwise increase our cash resources, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could adversely affect our business, financial condition and operating results.

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

Risks Related to Our Notes

We have incurred substantial indebtedness, and our leverage and maintenance of high levels of indebtedness may adversely affect our business, financial condition and results of operations. Servicing this debt, including the 2022 notes and the 2023 notes, will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay the interest on or principal of the 2022 notes, the 2023 notes or our other debt.
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

In addition, our ability to make scheduled payments of the principal of, to pay interest on or to refinance the remaining amount outstanding under the 2022 notes or the 2023 notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, including the notes. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be unfavorable to us or highly dilutive, any of which may be material to the holders of our common stock. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time we seek to refinance such indebtedness. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
We may not have the ability to raise the funds necessary to settle conversions of the 2022 notes or to repurchase the 2022 notes or the 2023 notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the 2022 notes or repurchase of the 2022 notes or 2023 notes.

Holders of the the 2022 notes and the 2023 notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change, as defined in the applicable indenture, at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, as described in the applicable indenture. In addition, upon conversion of the 2022 notes, we will be required to make with respect to each $1,000 in principal amount of notes converted cash payments of at least the lesser of $1,000 and the sum of the daily conversion values as described in the applicable indenture. Upon conversion of the 2023 notes, we will have the option to settle such conversions in cash, shares of our common stock or a combination thereof. However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase notes, to pay the notes at maturity or to pay cash upon conversions of such notes. In addition, our ability to repurchase notes or to pay cash upon conversions of such notes may be limited by law, by regulatory authority or by agreements governing our existing indebtedness (including, in the case of the 2022 notes or the 2023 notes, the indenture governing any other series of notes) and future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the notes as required by the applicable indenture would constitute a default under the applicable indenture. A default under the applicable indenture governing the 2022 notes or the 2023 notes, respectively, or the fundamental change itself could also lead to a default under agreements governing our existing indebtedness (including, in the case of the 2022 notes or the 2023 notes, the indenture governing any other series of notes) and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.

The conditional conversion feature of the 2022 notes or the 2023 notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2022 notes or the 2023 notes is triggered, holders of such notes will be entitled to convert the notes at any time during specified periods at their option, which are set forth in the applicable indenture. If one or more holders elect to convert their 2022 notes, we would be required, with respect to each $1,000 principal amount of 2022 notes, to make cash payments equal to the lesser of $1,000 and the sum of the daily conversion values, which could adversely affect our liquidity. If all of the holders of the 2022 notes exercised their conversion option, we would not have sufficient cash to satisfy our payment obligations with respect to all of the 2022 notes and meet our anticipated funding requirements for a year from August 9, 2017. With respect to the 2023 notes, we have the option to settle conversions entirely in cash, in common stock or a combination thereof. In addition, even if holders do not elect to convert their notes, we are required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long‑term liability, which results in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the 2022 notes and the 2023 notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, “Debt with Conversion and Other Options”, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion (such as the 2022 notes and the 2023 notes) in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2022 notes and the 2023 notes is that the equity component is required to be included in the additional paid in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the 2022 notes and the 2023 notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the 2022 notes and the 2023 notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the 2022 notes and the 2023 notes.

In addition, under certain circumstances, convertible debt instruments that may be settled entirely or partly in cash (such as the 2022 notes or the 2023 notes) are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the 2022 notes or the 2023 notes, then our diluted earnings per share would be adversely affected.

We may incur substantially more debt or take other actions which would intensify the risks discussed above.
We and our subsidiaries may be able to incur substantial additional debt in the future, some of which may be secured debt. We and our subsidiaries are not restricted under the terms of the applicable indenture governing the 2022 notes or the 2023 notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the applicable indenture governing the 2022 notes or the 2023 notes that could have the effect of diminishing our ability to make payments on the notes when due.
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
If we are unable to successfully identify and acquire or license development stage compounds, clinical stage product candidates or approved products and successfully develop or commercialize those compounds and products, our business, financial condition and results of operations may be adversely affected.

Our business strategy is based on us selectively licensing or acquiring and then successfully developing and commercializing development stage compounds, clinical stage product candidates and approved products. Because we have only the limited internal scientific research capabilities that we acquired in some of our acquisitions and we do not anticipate establishing additional scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license to us development stage compounds, clinical stage product candidates or approved products. Since 2008, for instance, we have acquired, among others, Targanta and Rempex, and licensed development and commercialization rights to inclisiran. The success of this business strategy depends upon our ability to identify, select and acquire or license pharmaceutical products that meet the criteria we have established. However, the acquisition and licensing of pharmaceutical products is a competitive area. A number of more established companies, which have acknowledged strategies to license and acquire products, may have competitive advantages over us due to their size, available cash flows and institutional experience. In addition, we may compete with emerging companies taking similar or different approaches to product acquisition. Therefore, we may not be able to acquire or license the rights to additional product candidates or approved products on terms that we find acceptable, or at all.

Because of the intense competition for these types of product candidates and approved products, the cost of acquiring, in-licensing or otherwise obtaining rights to such candidates and products has grown dramatically in recent years and are often at levels that we cannot afford or that we believe are not justified by market potential. Any acquisition or license of product candidates or approved products that we pursue may not result in any short or long term benefit to us. We may incorrectly judge the value or worth of an acquired or licensed product candidate or approved product. Even if we succeed in acquiring product candidates, we may not be successful in developing them and obtaining marketing approval for them, manufacturing them economically or commercializing them successfully. We have previously acquired or licensed rights to clinical or development stage compounds and, after having conducted development activities, determined not to devote further resources to those compounds. For example, in November 2016 we voluntarily discontinued our clinical development program for MDCO-216, a cholesterol efflux promoter which we were developing to reduce atherosclerotic plaque burden, and in August 2017 we voluntarily discontinued our clinical development program for MDCO-700. Further, in October 2012, we voluntarily discontinued our clinical trials and further development of MDCO-2010, which we had acquired in connection with our acquisition of Curacyte Discovery GmbH in August 2008, in response to serious unexpected patient safety issues encountered during a clinical trial. Similarly, following our review of data from the pharmacokinetic and pharmacodynamic study of several doses of MDCO-157 and oral clopidogrel in healthy volunteers, we elected not to proceed with the further development of MDCO-157, which we had licensed from CyDex Pharmaceuticals, Inc. We also voluntarily discontinued and withdrew our Ionsys product from the market in the United States and ceased related commercialization activities in June 2017.

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

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. For the year ended December 31, 2016 and the six months ended June 30, 2017, we had $11.6 million and $3.4 million, respectively, in sales outside of the United States, most of which are sales of Angiomax. The principal patent covering Angiomax in Europe expired in August 2015 and, as a result, we face generic competition in Europe. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States. These risks and uncertainties include:

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

Our reliance on government funding for Vabomere adds uncertainty to our research and commercialization efforts with respect to Vabomere.

A significant portion of the funding for the development of Vabomere has come from, and may continue to come from, our contracts with BARDA. BARDA is entitled to terminate our BARDA contracts for convenience at any time, in whole or in part, and is not required to provide continued funding beyond amounts currently obligated under the existing contracts, and there can be no assurance that our BARDA contracts will not be terminated. Changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of antibacterial products such as Vabomere. If our BARDA contracts are terminated or suspended, or if there is any reduction or delay in funding under our BARDA contracts, we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to Vabomere.

Our reliance on government funding for Vabomere may impose requirements that increase the costs of commercialization and production of Vabomere developed under that government-funded program.

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

We may not have the right to prohibit the U.S. government from using certain technologies funded by the government and developed by us related to Vabomere and our other antibacterial candidates, and we may not be able to prohibit third party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government generally takes the position that it has the right to royalty-free use of technologies that are developed under U.S. government contracts.

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

We have a pipeline of acute and intensive care hospital products in development, including inclisiran and Vabomere. We cannot be assured that we will make our planned submissions when we anticipate, that the submissions will be accepted for filing, or that the applicable regulatory authorities will approve our applications on a timely basis or at all.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in pre-clinical testing or early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. An unexpected result in one or more of our clinical trials can occur at any stage of testing. For example, in November 2016, we voluntarily discontinued our clinical development program for MDCO-216, an investigational cholesterol efflux promoter, and in August 2017 we voluntarily discontinued our clinical development program for MDCO-700, an investigational anesthetic agent. Further, in October 2012, we voluntarily discontinued our Phase 2b dose-ranging study of MDCO-2010, a serine protease inhibitor which we were developing to reduce blood loss during surgery, in response to serious unexpected patient safety issues encountered during the trial.

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

We may not have any additional patents issued from any patent applications that we own or license. If additional patents are granted, the claims allowed may not be sufficiently broad to protect our technology. In addition, issued patents that we own or license may be challenged in contested proceedings such as opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings and may be narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products, and we may not be able to obtain patent term extension to prolong the terms of the principal patents covering our approved products. For example, a patent granted in Europe that expires in 2029 and covers an Orbactiv composition used to treat complicated skin and skin structure infections has been opposed by an anonymous opponent. Changes in patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

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
In our lawsuit against Hospira, on July 2, 2015, the Federal Circuit Court ruled against us, finding the ‘727 patent and ‘343 patent invalid under the Section 102(b) “on sale” bar. In November 2015, our petition for en banc review of the Federal Circuit Court's July 2, 2015 decision was granted and the Federal Circuit Court vacated its July 2, 2015 decision. In July 2015, as a result of the Federal Circuit Court's now vacated July 2, 2015 decision, we entered into a supply and distribution agreement with Sandoz under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). On July 15, 2015, Hospira's ANDAs for its generic versions of Angiomax were approved by the FDA and Hospira began selling its generic versions of Angiomax. On July 11, 2016, in an unanimous decision, the en banc Federal Circuit Court ruled in our favor by finding that the ‘727 patent and the ‘343 patent were not invalid under the “on sale” bar The remaining issues on appeal that were not decided by the original panel were remanded back to the same panel for consideration. The Federal Circuit Court heard oral arguments on December 6, 2016 in our appeal of the court’s earlier decision but has not yet issued a decision regarding the issues on appeal. Our patent infringement litigation with Mylan was ordered to be a companion appeal to the Hospira appeal and was heard by the same judges as the Hospira appeal. On April 6, 2017, the Federal Circuit Court found that Mylan’s ANDA for a generic bivalirudin product does not infringe either the ‘727 patent and ‘343 patent. On June 28, 2017, the district court entered an amended final judgment in favor of Mylan and as a result we expect Mylan to commence commercialization of its generic version of Angiomax.
In addition to Hospira, other generic firms have entered the market. APP, through its affiliated company, Fresenius Kabi, commenced selling its generic version of Angiomax under provisions of a settlement agreement triggered by the Federal Circuit Court’s July 2, 2015 decision in the Hospira matter. Apotex Inc. and Dr. Reddy’s Laboratories have each also commenced commercialization of generic bivalirudin products upon receiving final approval if their respective ANDA filings by the FDA even though we remain in active litigation against each company.
In addition to Hospira's, APP’s, Apotex Inc.’s and Dr. Reddy’s Laboratories’ generic versions of bivalirudin and Sandoz’s authorized generic, Angiomax could be subject to further generic competition in the United States from Teva and Sun under the circumstances set forth in our respective settlement agreements with such parties and upon a final approval of each companies' ANDA filings by the FDA. Pliva Hrvatska DOO, an affiliate of Teva, currently has tentative approval for its ANDA filing for its generic version of Angiomax. Other ANDA filers may commercialize their products ‘at risk’ if they receive final approval of their respective ANDA filings and are not subject to a Hatch-Waxman 30-month stay. Further, we remain in infringement litigation involving the ‘727 patent and ‘343 patent with the other ANDA filers as described in Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q. There can be no assurance as to the outcome of our infringement litigation. We may continue to incur substantial legal expenses related to these matters. If we are unable to enforce our U.S. patents covering Angiomax, Angiomax could become subject to further generic competition, which could have a material adverse impact on our business, financial condition and operating results. Following our settlements with Teva, APP and Sun, we submitted the settlement documents for each settlement to the U.S. Federal Trade Commission, or the FTC, and the U.S. Department of Justice, or the DOJ. The FTC, the DOJ and state attorney general offices could seek to challenge our settlements with Teva, APP or Sun, or a third party could initiate a private action under antitrust or other laws challenging our settlements with Teva, APP or Sun. While we believe our settlements are lawful, we may not prevail in any such challenges or litigation, in which case the other party might obtain injunctive relief, remedial relief, or such other relief as a court may order. In any event, we may incur significant costs in the event of an investigation or in defending any such action and our business and results of operations could be materially impacted if we fail to prevail against any such challenges.
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

Orbactiv. The principal patent for Orbactiv that we acquired in our acquisition of Targanta was set to expire in the United States and Europe in November 2016. We have filed to extend the patent term for this patent through November 2020 in the United States and, while the filing is still under review, the patent has received an interim extension of one year to November 2017. We also have issued patents directed to the process of making Orbactiv that are set to expire in 2017 if no patent term extension is obtained. We also have a U.S. patent covering the use of Orbactiv in treating certain skin infections that expires in August 2029 and have two additional U.S. patents that cover the use of Orbactiv and certain Orbactiv compositions that will expire in April 2030 and July 2035, respectively. In Europe, we have an issued patent with claims directed to Orbactiv composition for treating certain diseases, which expires in August 2029, and for which we are filing supplementary protection certificates in individual European countries to extend the patent term. We have also filed and are prosecuting a number of patent applications relating to Orbactiv and its uses in the United States and certain foreign jurisdictions.

Vabomere. As a result of our acquisition of Rempex, we acquired a portfolio of patent applications covering the composition of matter of Vabomere and its formulation and use. The principal U.S. patent for Vabomere is set to expire in August 2031 if no patent term extension is obtained. A corresponding patent application is pending in Europe and other foreign countries. In addition, we are currently prosecuting other patent applications relating to Vabomere’s composition of matter and its use in the United States and in certain foreign countries.

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

With respect to the portfolio of patents licensed from Alnylam, it is possible that one or more companies hold patent rights that could be asserted against us or patent rights to which we may need a license. If a court rules that we need such patent rights that have been asserted against us and/or we are not able to obtain a license on reasonable terms, we may be forced to pay excessive license fees or may be unable to market inclisiran, which in either case could have a material adverse effect on our business. For example, Silence Therapeutics plc, or Silence, has publicly stated that in July 2017, it issued, but has not yet served, a claim in the English and Welsh High Court of Justice, Chancery Division, Patents Court, naming The Medicines Company UK Ltd., our wholly owned subsidiary, Alnylam and Alnylam UK Limited, as co-defendants. Silence has stated that the claim seeks a determination that it is entitled to supplementary protection certificates, or SPCs, based on a European patent held by Silence, that Silence alleges covers inclisiran and certain of Alnylam’s product candidates. An SPC is an intellectual property right that could extend the life of the Silence patent in relation to a specified product for a period of up to five additional years bringing the expiration date to 2028. We do not believe that inclisiran infringes any valid patent held by Silence, and that we will vigorously defend any claim brought against us by Silence.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including reexamination, inter partes review, post-grant review, and interference proceedings declared by the PTO and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. Patent litigation and other proceedings may also absorb significant management time. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

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

The warrant transactions that we entered into in connection with the 2017 notes may affect the price of our common stock.

In connection with the sale of the 2017 notes, we entered into warrant transactions with several of the initial purchasers of the 2017 notes, their affiliates and other financial institutions, whom we refer to as counterparties. Upon settlement, the warrants could have a dilutive effect on our earnings per share and the market price of our common stock to the extent that the market price per share of our common stock exceeds the then applicable strike price of the warrants. Subject to certain conditions, we may elect to settle all of the warrants in cash.

In connection with establishing their hedges of the warrant transactions, the counterparties or their affiliates entered into various derivative transactions with respect to our common stock. These parties may modify their hedge positions in the future by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions. These activities could cause a decrease or avoid an increase in the market price of our common stock.

Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices.

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2015 to August 8, 2017, the last reported sale price of our common stock ranged from a high of $55.95 per share to a low of $24.32 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

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

THE MEDICINES COMPANY

Date:	August 9, 2017	By:	/s/ William B. O'Connor
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
101
The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.