Form 10-Q
period 2017-09-30
MEDICINES CO /DE
filed 2017-11-09
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017
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

Yes ☐ No ☑

As of November 6, 2017, there were 72,897,295 shares of Common Stock, $0.001 par value per share, outstanding (excluding 3,013,143 shares held in treasury).

THE MEDICINES COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2017

Part I. Financial Information

Item 1. Condensed Financial Statements

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$166,734	$541,835
Available for sale securities	42,168	—
Accounts receivable, net of allowances of approximately $6.7 million and $2.9 million at September 30, 2017 and December 31, 2016, respectively	7,793	22,087
Inventory, net	67,169	70,898
Prepaid expenses and other current assets	13,974	19,133
Total current assets	297,838	653,953
Fixed assets, net	18,022	30,961
In-process research & development	—	253,620
Product licenses, net	—	26,987
Developed product rights, net	285,965	334,614
Goodwill	255,629	255,629
Restricted cash	5,048	5,032
Contingent purchase price from sale of businesses	143,700	143,700
Other assets	778	715
Total assets	$1,006,980	$1,705,211
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,698	$28,450
Accrued expenses	81,246	88,524
Current portion of contingent purchase price	28,700	55,000
Convertible senior notes	—	53,749
Deferred revenue	7,269	18,902
Total current liabilities	128,913	244,625
Contingent purchase price	34,183	82,289
Convertible senior notes	642,655	623,584
Deferred tax liabilities	—	89,992
Other liabilities	13,174	11,705
Total liabilities	818,925	1,052,195
Equity component of currently redeemable convertible senior notes (Note 10)	—	1,033
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 187,500,000 authorized; 75,791,437 issued and 72,778,294 outstanding at September 30, 2017 and 73,212,545 issued and 71,019,563 outstanding at December 31, 2016	76	73
Additional paid-in capital	1,362,040	1,256,890
Treasury stock, at cost; 3,013,143 and 2,192,982 shares at September 30, 2017 and December 31, 2016, respectively	(90,016)	(50,000)
Accumulated deficit	(1,079,096)	(548,983)
Accumulated other comprehensive loss	(4,949)	(5,479)
Total The Medicines Company stockholders’ equity	188,055	652,501
Non-controlling interest in joint venture	—	(518)
Total stockholders’ equity	188,055	651,983
Total liabilities and stockholders’ equity	$1,006,980	$1,705,211
See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net product revenues	$10,935	$18,843	$38,135	$80,542
Royalty revenues	5,936	18,756	21,694	62,094
Total net revenues	16,871	37,599	59,829	142,636
Operating expenses:
Cost of product revenues	9,601	20,777	39,436	54,804
Asset impairment charges	—	—	329,097	—
Research and development	45,838	23,537	117,337	94,595
Selling, general and administrative	47,198	69,022	159,980	242,478
Total operating expenses	102,637	113,336	645,850	391,877
Loss from operations	(85,766)	(75,737)	(586,021)	(249,241)
Co-promotion and license income	769	757	2,283	3,073
Gain on sale of assets	—	—	—	288,301
Loss on extinguishment of debt	—	—	—	(5,380)
Interest expense	(11,886)	(12,089)	(36,898)	(32,198)
Other income	71	865	916	741
(Loss) income from continuing operations before income taxes	(96,812)	(86,204)	(619,720)	5,296
Benefit (provision) for income taxes	66,637	(163)	89,607	(220)
Net (loss) income from continuing operations	(30,175)	(86,367)	(530,113)	5,076
Income (loss) from discontinued operations, net of tax	—	96	—	(1,390)
Net (loss) income	(30,175)	(86,271)	(530,113)	3,686
Net loss attributable to non-controlling interest	—	13	—	50
Net (loss) income attributable to The Medicines Company	$(30,175)	$(86,258)	$(530,113)	$3,736

Amounts attributable to The Medicines Company:
Net (loss) income from continuing operations	$(30,175)	$(86,354)	$(530,113)	$5,126
Income (loss) from discontinued operations, net of tax	—	96	—	(1,390)
Net (loss) income attributable to The Medicines Company	$(30,175)	$(86,258)	$(530,113)	$3,736

Basic (loss) earnings per common share attributable to The Medicines Company:
(Loss) earnings from continuing operations	$(0.42)	$(1.23)	$(7.39)	$0.07
Loss from discontinued operations	—	—	—	(0.02)
Basic (loss) earnings per share	$(0.42)	$(1.23)	$(7.39)	$0.05

Diluted (loss) earnings per common share attributable to The Medicines Company:
(Loss) earnings from continuing operations	$(0.42)	$(1.23)	$(7.39)	$0.07
Loss from discontinued operations	—	—	—	(0.02)
Diluted (loss) earnings per share	$(0.42)	$(1.23)	$(7.39)	$0.05

Weighted average number of common shares outstanding:
Basic	72,286	70,194	71,763	69,711
Diluted	72,286	70,194	71,763	72,920

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(30,175)	$(86,271)	$(530,113)	$3,686
Other comprehensive income (loss):
Foreign currency translation adjustment	487	(70)	527	208
Unrealized gain on available for sale securities	10	—	3	—
Amounts reclassified from accumulated other comprehensive income	—	—	—	(9,665)
Other comprehensive income (loss)	497	(70)	530	(9,457)
Comprehensive loss	(29,678)	(86,341)	(529,583)	(5,771)
Less: comprehensive loss attributable to non-controlling interest	—	13	—	50
Comprehensive loss attributable to The Medicines Company	$(29,678)	$(86,328)	$(529,583)	$(5,721)

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(530,113)	$3,686
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	17,674	22,517
Asset impairment charges	329,097	—
Amortization of debt discount	20,325	19,392
Unrealized foreign currency transaction losses (gains), net	1,276	(125)
Stock compensation expense	24,078	24,541
Gain on sale of businesses	—	(289,305)
Loss on disposal of fixed assets	72	1
Deferred tax benefit	(89,992)	(1,661)
Extinguishment of debt	—	5,380
Reserve for excess or obsolete inventory	1,797	7,350
Changes in contingent purchase price	(11,788)	13,573
Changes in operating assets and liabilities:
Accounts receivable	14,476	24,125
Inventory, net	1,976	(14,077)
Prepaid expenses and other current assets	5,886	1,907
Accounts payable	(16,898)	(17,265)
Accrued expenses	(5,245)	(49,110)
Deferred revenue	(11,707)	(5,761)
Payments on contingent purchase price	(52,499)	—
Other liabilities	(3,189)	(6,153)
Net cash used in operating activities	(304,774)	(260,985)
Cash flows from investing activities:
Purchases of fixed assets	(4,525)	(920)
Purchases of available for sale securities	(131,560)	—
Proceeds from maturities and sales of available for sale securities	89,344	—
Payments for intangible assets	—	(10,000)
Proceeds from sale of businesses	—	437,875
Change in restricted cash	10	(3,660)
Net cash (used in) provided by investing activities	(46,731)	423,295
Cash flows from financing activities:
Proceeds from issuances of common stock, net	40,708	27,404
Payments on contingent purchase price	(10,119)	(7,921)
Proceeds from the issuance of convertible senior notes	—	402,500
Repayments of convertible senior notes	(55,000)	(323,225)
Purchase of capped call transactions related to convertible senior notes	—	(33,931)
Proceeds from settlement of bond hedges related to convertible senior notes	—	100,459
Settlement of warrants	—	(87,874)
Debt and equity issuance costs	—	(11,725)
Purchase of shares of non-controlling interest	(167)	—
Net cash (used in) provided by financing activities	(24,578)	65,687
Effect of exchange rate changes on cash	982	(814)
(Decrease) increase in cash and cash equivalents	(375,101)	227,183
Cash and cash equivalents at beginning of period	541,835	373,173
Cash and cash equivalents at end of period	$166,734	$600,356
Supplemental disclosure of cash flow information:
Interest paid	$22,561	$11,891
Non-cash investing and financing activities
Issuance of common stock upon conversion of convertible notes	$32,018	$—
Receipt of common stock upon settlement of 2017 Note hedge	$40,015	$—
Issuance of common stock upon the exercise of the 2017 Warrants	$887	$—

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Medicines Company® name and logo, Angiomax®, Angiox®, Orbactiv® and Vabomere™ are registered trademarks or trademark applications of The Medicines Company in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Except where otherwise indicated, or where the context may otherwise require, references to “Angiomax” in this Quarterly Report on Form 10-Q mean Angiomax and Angiox, collectively. References to “the Company,” “we,” “us” or “our” mean The Medicines Company, a Delaware corporation, and its subsidiaries.

1. Nature of Business

The Medicines Company is a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare. The Company markets Angiomax® (bivalirudin), Minocin® (minocycline) for injection and Orbactiv® (oritavancin), and in August 2017 the U.S. Food and Drug Administration (FDA) approved the new drug application for Vabomere™ (meropenem and vaborbactam). The Company also has a pipeline of products in development, including inclisiran and early stage antibiotic candidates targeting multi-drug resistant bacteria. The Company has the right to develop, manufacture and commercialize inclisiran under its collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam). The Company believes that its products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs and offer, or in the case of its products in development have the potential to offer, improved performance.

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

On February 1, 2016, the Company completed the sale of its hemostasis portfolio, consisting of PreveLeak (surgical sealant), Raplixa (fibrin sealant) and Recothrom Thrombin topical (Recombinant) (the Hemostasis Business), to wholly owned subsidiaries of Mallinckrodt plc (collectively, Mallinckrodt) pursuant to the purchase and sale agreement dated December 18, 2015 between the Company and Mallinckrodt. At completion of the sale, the Company received approximately $174.1 million in cash from Mallinckrodt, and may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak and Raplixa. The financial results of the Hemostasis Business were classified to discontinued operations for the three and nine months ended September 30, 2016 presented in the Company’s condensed consolidated financial statements. See Note 16, “Discontinued Operations,” for further details.

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

Although the Company continues to seek a partnership or divestiture transaction for Ionsys, on June 1, 2017 the Company voluntarily discontinued and withdrew Ionsys from the market in the United States and ceased related commercialization activities, effective June 19, 2017, with the New Drug Application for Ionsys remaining open to December 31, 2017. Concurrent with this market withdrawal, the Company commenced implementation of a workforce reduction, which resulted in the reduction of 57 employees, representing approximately 15% of the Company’s workforce. In the second quarter of 2017, the Company recorded a pre-tax charge of approximately $276.9 million associated with the discontinuation and market withdrawal of Ionsys in the United States market, of which $268.1 million was a non-cash impairment charge (including a write-off of inventory) and $8.8

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

million relates to cash severance and other exit costs. The non-cash impairment charge includes $11.4 million to reduce the carrying amount of the fixed assets associated with Ionsys to an estimated fair value of zero. The Company has also discontinued and withdrawn Ionsys in the European market. Until October 2017, the Company had an exclusive license with SymBio Pharmaceuticals Ltd. (SymBio) to develop and commercialize Ionsys in Japan. That agreement terminated in connection with a legal dispute with SymBio, as described in Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q.

The following table presents the impact the discontinuation and market withdrawal of Ionsys had on the Company’s statement of operations for the nine months ended September 30, 2017 (amounts in thousands):

Operating expenses:
Cost of product revenue	$8,458
Asset impairment charges	264,097
Research and development	1,032
Selling, general and administrative	3,331
Total operating expenses	276,918
Loss from operations	(276,918)
(Loss) income from continuing operations before income taxes	(276,918)
Benefit (provision) for income taxes	—
Net (loss) income from continuing operations	$(276,918)

In August 2017, the Company announced that it discontinued the clinical development program for MDCO-700, an investigational anesthetic agent. In connection with this decision, the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2017 includes the following non-cash adjustments that were recorded during the second quarter of 2017: $65.0 million of asset impairment charges to in-process research and development (IPR&D) acquired from Annovation, a $14.7 million decrease in the carrying value of the contingent purchase price to an estimated fair value of zero, and a $23.0 million benefit for income taxes due to a reduction in the Company’s recorded valuation allowance against its deferred tax assets as a result of the impairment charge.

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company recorded net loss attributable to non-controlling interest in the Company’s condensed consolidated financial statements equal to the percentage of ownership interest retained in the respective operations by the non-controlling parties for the three and nine months ended September 30, 2016. The Company has no unconsolidated subsidiaries.

The Company’s results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected from the Company for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the 2016 Form 10-K.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Going Concern

Due to the introduction of generic competition against Angiomax and the divestiture of certain of the Company’s non-core products, the Company’s revenues generated from product sales have declined significantly since 2014. Revenues are expected to continue to decline as generic competition for Angiomax increases. The Company has incurred net losses and negative cash flows from operations since 2014 and has an accumulated deficit of $1,079.1 million as of September 30, 2017. The Company expects to incur significant expenses and operating losses for the foreseeable future as it continues to develop, seek regulatory approval for and commercially launch its products and products in development, including inclisiran and Vabomere. The Company believes that its existing cash and cash equivalents and available for sale securities of approximately $208.9 million as of September 30, 2017, together with the cash flows it generates from product sales, will not be sufficient to satisfy the Company’s anticipated operating and other funding requirements for the next twelve months from November 9, 2017 (the date of filing this Form 10-Q).

Because the Company expects to continue to incur negative cash flows from operations, the Company will need to raise additional funds through asset sales, including asset sales of products or businesses that generate a material portion of the Company’s revenues, engage in other strategic transactions, sell additional equity or debt securities, or seek additional financing through other arrangements in order to meet the Company’s anticipated operating and other funding requirements for the next twelve months. There can be no assurances that asset sales or public or private financings may be available in amounts or on terms acceptable to the Company, if at all. The Company’s ability to obtain additional equity or debt financing may be limited by market conditions. If the Company were unable to consummate asset sales, obtain additional financing or otherwise increase its cash resources, it may be required to delay, reduce the scope of, or eliminate one or more of its planned research, development or commercialization activities. Due to these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements as of September 30, 2017 have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of the uncertainty discussed above.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, expenses and accumulated other comprehensive loss that are reported in the condensed consolidated financial statements and accompanying disclosures. Actual results may be different.
Revenue Recognition

The Company’s revenue recognition accounting policy is described in Note 2 of the notes to the consolidated financial statements included in the 2016 Form 10-K. Effective as of September 1, 2017, the Company modified its revenue recognition accounting policy with respect to product sales of Orbactiv and branded Angiomax as follows:

Product Sales for Orbactiv and branded Angiomax. Prior to September 1, 2017, the Company recognized sales from Orbactiv under a deferred revenue model as it did not have sufficient information to develop estimates of expected returns and other adjustments to gross revenue. As a result of the entrance of generic products in the marketplace beginning in the third quarter of 2015, the Company could not reasonably estimate its chargebacks with respect to branded Angiomax between July 1, 2015 and August 30, 2017, and sales of branded Angiomax in the United States were also recognized under a deferred revenue model during that period. Under the deferred revenue model, the Company did not recognize revenue upon product shipment of Orbactiv and branded Angiomax to Integrated Commercialization Solutions (ICS). Instead, upon product shipment, the Company invoiced ICS, recorded deferred revenue at gross invoice sales price, classified the cost basis of the product held by ICS as finished goods inventory held by others and included such cost basis amount within prepaid expenses and other current assets on the consolidated balance sheets. The Company recognized revenue when hospitals purchased the products and the transaction consideration became fixed or determinable. Beginning September 1, 2017, the Company has sufficient market information to reasonably estimate its chargebacks, returns and other adjustments to gross revenues associated with Orbactiv and branded Angiomax and recognizes sales upon shipment to ICS. This change in estimate did not materially impact net product revenues or cost of product revenues for the three and nine months ended September 30, 2017, and is not expected to materially impact net product revenues or costs of product revenues in future periods.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Contingencies

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company continually assesses litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss which could be estimated. In accordance with the guidance of the Financial Accounting Standards Board (FASB) on accounting for loss contingencies, the Company accrues for all contingencies at the earliest date at which the Company deems it probable that a liability has been incurred and the amount of such liability can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely than another, the Company accrues the minimum of the range. In the cases where the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the litigation, including an estimable range, if possible.

Research and Development

Research and development costs are expensed as incurred. Clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development. Milestone payments that do not represent payments of contingent purchase price from business combinations that are made in connection with regulatory approvals are capitalized and amortized to cost of revenue over the remaining useful life of the asset.

The Company performs research and development for U.S. government agencies under a cost-reimbursable contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. The Company recognizes the reimbursements under research contracts when a contract has been executed, the contract price is fixed or determinable, delivery of services or products has occurred, and collection of the contract price is reasonably assured. The reimbursements are classified as an offset to research and development expenses. Payments received in advance of work performed are deferred. The Company recorded reductions of research and development expenses of $4.4 million and $3.4 million for the three months ended September 30, 2017 and 2016, respectively, and $8.3 million and $11.9 million for the nine months ended September 30, 2017 and 2016, respectively, in the accompanying condensed consolidated statements of operations.
Contingent Purchase Price From Sale of Business

The Company has contingent assets for certain specified calendar year net sales milestones as part of the sale of the Hemostasis Business to Mallinckrodt and the Non-Core ACC Products to Chiesi, which in each case are reflected as contingent purchase price from sale of businesses on the accompany condensed consolidated balance sheets. The Company will recognize any increases in the carrying amount or impairments of the contingent purchase price if and when the milestones are achieved or determined to have no value. The Company noted no indicators of impairment on the carrying amount of the contingent assets. In addition, the Company determined that the fair values of these contingent payments to be received from Mallinckrodt and Chiesi are not readily determinable at September 30, 2017, as the estimated future net sales of each of the respective products are determined by the future actions of Mallinckrodt and Chiesi, respectively.
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

The Company, has analyzed the impacts of ASU No. 2014-09 on its revenue streams, specifically focusing on its product revenues, including its arrangement with Sandoz Inc. (Sandoz) to sell in the United States an authorized generic version of Angiomax (bivalirudin), and its collaboration agreements. The Company’s assessment included a review of current accounting policies and practices to identify potential differences that would result from applying the guidance. Currently, the Company uses a deferred

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

revenue model for sales of its authorized generic version of Angiomax (bivalirudin) as the price is not fixed or determinable and recognizes royalty revenue on an accrual basis in the period in which Sandoz reports sales to its customers. The Company currently records revenue recognized from sales of bivalirudin to Sandoz in both net product revenues and royalty revenues in its consolidated statements of operations. Under the new standard, the promise to provide bivalirudin to Sandoz and the promise to provide exclusivity to Sandoz to distribute bivalirudin in the United States will constitute one performance obligation; as a result, under the new standard, revenue recognized from sales of bivalirudin to Sandoz will be recorded solely in net product revenues in the Company’s consolidated statements of operations upon transfer of control of product to Sandoz. The transaction price will reflect the amount the Company expects to be entitled to in connection with the sale of bivalirudin to Sandoz, which will include an estimate of the variable amount of the consideration subject to the constraint that it must be probable that a significant reversal of revenue will not occur. This may result in revenue being recognized earlier provided the Company can reliably estimate the ultimate price expected to be realized from Sandoz’s customer. The Company does not expect the adoption of the guidance to have a material impact on revenue recognized related to its collaboration agreements. The Company will continue to assess new customer contracts throughout 2017 and any impact the standard will have on its processes, systems and controls. While the Company’s assessment of the impacts of ASU No. 2014-09 is still in process, the adoption of the guidance is not expected to have a material impact on the Company’s consolidated financial statements. However, the Company will be required to provide additional disclosures in the notes to the consolidated financial statements upon adoption. The Company currently intends to adopt the standard using the modified retrospective method.

In January 2016 the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU No. 2016-01). ASU No. 2016-01 amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in a company’s results of operations. The new standard does not apply to investments accounted for under the equity method of accounting or those that result in consolidation of the investee. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. A financial liability that is measured at fair value in accordance with the fair value option is required to be presented separately in other comprehensive income for the portion of the total change in the fair value resulting from change in the instrument-specific credit risk. In addition, a valuation allowance should be evaluated on deferred tax assets related to available-for-sale debt securities in combination with other deferred tax assets. ASU No. 2016-01 will be effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Based on current investment holdings, the Company does not believe the adoption of this standard is expected to have a material impact the consolidated balance sheets and statements of operations.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU No. 2016-09). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. On January 1, 2017, the Company adopted ASU No. 2016-09 and has elected to continue its determination of compensation costs recognized in each period based upon an estimate of expected future forfeitures. Upon the settlement of awards during the nine months ended September 30, 2017, the Company recorded excess tax benefits of $5.2 million but was unable to recognize any benefit due to the establishment of a valuation allowance on its net operating loss carry forward deferred tax assets. The Company does not expect to be able to recognize any benefit related to additional excess tax benefits recorded throughout 2017. There was no net impact on the Company’s opening accumulated deficit upon application of this guidance using the modified retrospective transition method as the total cumulative-effect adjustment for previously deferred excess tax benefits was offset by a related change in the valuation allowance. The other amended requirements of ASU No. 2016-09 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (ASU No. 2016-15). This guidance clarifies how certain cash receipts and payments should be

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company will apply the guidance to applicable transactions after the adoption date. The impact on the Company’s consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

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

3. Stock Compensation Expense

The Company recorded stock compensation expense of approximately $7.9 million and $8.1 million for the three months ended September 30, 2017 and 2016, respectively, and $24.1 million and $24.7 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was approximately $35.3 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. The Company expects to recognize those costs over a weighted average period of 1.3 years.

During the nine months ended September 30, 2017 and 2016, the Company issued a total of 1,754,744 and 1,322,091, respectively, of shares of its common stock upon the exercise of stock options, grants of restricted stock, and purchases under the Company’s 2010 employee stock purchase plan (ESPP). Cash received from the exercise of stock options and purchases through the ESPP during the nine months ended September 30, 2017 and 2016 was $40.7 million and $27.4 million, respectively, and is included within the financing activities section of the accompanying condensed consolidated statements of cash flows.

4. (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing consolidated net loss attributable to The Medicines Company by the weighted average number of shares of common stock outstanding during the period, excluding unvested restricted common shares. The potentially dilutive effect of the Company’s stock options, unvested restricted common stock, stock purchase warrants, and convertible senior notes due 2017 (which matured on June 1, 2017) and 2022 on earnings per share is computed under the treasury stock method.  In addition, the Company analyzes the potential dilutive effect of the convertible senior notes due 2023 on earnings per share under the “if converted” method, in which it is assumed that the outstanding security converts into common stock at the beginning of the period.

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

For periods of net loss from continuing operations, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common share equivalents is anti-dilutive. Due to the periods of net loss from continuing

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

operations attributable to The Medicines Company, the calculation of diluted loss per share for the three and nine months ended September 30, 2017 excluded 10,703,826 and 13,312,289, respectively, of potentially dilutive stock options, warrants, restricted common shares, and shares issuable upon conversion of the 2017, 2022 and 2023 Notes as their inclusion would have an anti-dilutive effect.

The calculation of diluted loss per share for the three and nine months ended September 30, 2016 excluded 3,930,938 and 3,109,274, respectively, of potentially dilutive stock options, stock purchase warrants, restricted common shares, and shares issuable upon conversion of the 2017, 2022 and 2023 Notes as their inclusion would have an anti-dilutive effect.

5. Income Taxes

For the three months ended September 30, 2017 and 2016, the Company recorded a benefit for income taxes of $66.6 million and a provision for income taxes of $0.2 million, respectively. The worldwide effective income tax rates for the Company for the three months ended September 30, 2017 and 2016 was 68.83% and (0.2)%, respectively.

For the nine months ended September 30, 2017 and 2016, the Company recorded a benefit for income taxes of $89.6 million and a provision for income taxes of $0.2 million, respectively. The worldwide effective income tax rates for the Company for the nine months ended September 30, 2017 and 2016 was 14.5% and 4.1%, respectively. For the three and nine months ended September 30, 2017, the Company’s benefit for income taxes is primarily attributable to a reduction in the Company’s recorded valuation allowance against its deferred tax assets as a result of the commencement of amortization of IPR&D associated with Vabomere upon approval by the FDA, which resulted in a discrete benefit of $66.7 million, and the impairment of IPR&D associated with MDCO-700, which resulted in a discrete benefit of $23.0 million. For further details regarding the approval of Vabomere and impairment of IPR&D associated with MDCO-700 see Note 9, “Intangible Assets and Goodwill.”

The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company placed significant weight on the fact that the Company expects to be in a cumulative net book loss for the three-year period ending December 31, 2017 in recording valuation allowances on substantial portions of its deferred tax assets as of September 30, 2017.

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

6. Cash and Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. At September 30, 2017 and December 31, 2016, the Company had cash and cash equivalents of $166.7 million and $541.8 million, respectively, which consisted of cash of $152.0 million and $485.7 million, and money market funds with original maturities of less than three months of $14.7 million and $56.1 million at September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017, the Company held available for sale securities with a fair value totaling $42.2 million. These available for sale securities consist of corporate debt securities and asset backed securities. At September 30, 2017, all of the $42.2 million of available for sale securities are due within one year. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary.

Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	As of September 30, 2017
	Amortized Cost	Fair Value	Unrealized Gain
	(in thousands)
Asset backed securities	8,192	8,192	—
Corporate debt securities	33,973	33,976	3
Total	$42,165	$42,168	$3

The Company does not intend to sell its corporate debt securities and it is not more likely than not that the Company will be required to sell its corporate debt securities before recovery of their amortized cost basis, which may be maturity.

Restricted Cash

The Company had restricted cash of $5.0 million at September 30, 2017 and December 31, 2016, respectively, which included $3.7 million and $1.0 million reserved for an outstanding letter of credit associated with foreign taxes and the Company’s lease for the office space in Parsippany, New Jersey, respectively, at both September 30, 2017 and December 31, 2016, respectively. These funds are invested in certificates of deposit. The letter of credit for the Company’s lease for the office space in Parsippany, New Jersey permits draws by the landlord to cure defaults by the Company. In addition, as a result of the acquisition of Targanta Therapeutics Corporation (Targanta) in 2009, the Company had restricted cash of $0.1 million at both September 30, 2017 and December 31, 2016, in the form of a guaranteed investment certificate collateralizing an available credit facility. The Company also had restricted cash of $0.2 million at September 30, 2017 and December 31, 2016, respectively, related to certain foreign tender requirements.

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

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Fair values are determined by utilizing quoted prices for similar assets and liabilities in active markets or other market observable inputs such as interest rates and yield curves. The Company’s Level 2 assets consist of U.S. government debt, corporate debt securities and asset back securities.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s Level 3 assets and liabilities consist of the contingent purchase prices associated with the Company’s business combinations, respectively. The fair value of certain development or regulatory milestone based contingent purchase prices was determined in a discounted cash flow framework by probability weighting the future contractual payment with management's assessment of the likelihood of achieving these milestones and present valuing them using a risk-adjusted discount rate. Certain sales milestone based payments were determined in a discounted cash flow framework where risk-adjusted revenue scenarios were estimated using Monte Carlo simulation models to compute contractual payments which were present valued using a risk-adjusted discount rate.

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

Except for the Company’s Level 2 liabilities which are discussed in Note 10, “Convertible Senior Notes,” the following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, by level, within the fair value hierarchy:

	As of September 30, 2017				As of December 31, 2016
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016
	(in thousands)
Assets:
Cash equivalents	$14,686		$—	$14,686	$56,097	$—	$—	$56,097
Available for sale securities	—	42,168	—	42,168	$—	$—	$—	—
Total assets at fair value	$14,686	$42,168	$—	$56,854	$56,097	$—	$—	$56,097
Liabilities:
Contingent purchase price	$—	$—	$62,884	$62,884	$—	$—	$137,289	$137,289
Total liabilities at fair value	$—	$—	$62,884	$62,884	$—	$—	$137,289	$137,289

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table provides quantitative information associated with the fair value measurements of the Company’s Level 3 liabilities:

	Fair Value as of September 30, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$1,584	Probability-adjusted discounted cash flow	Probability of success	5%
			Period in which milestone is expected to be achieved	2021
			Discount rate	11%
Rempex:
Contingent purchase price: Event-based milestones	$47,200	Probability-adjusted discounted cash flow	Probabilities of successes	18% - 90% (71%)
			Period in which milestones are expected to be achieved	2018 - 2024
			Discount rate	4.4% - 7.3%
Contingent purchase price: Sales-based milestones	$14,100	Risk-adjusted revenue simulation	Probabilities of successes	15% - 85% (72%)
			Period in which milestones are expected to be achieved	2020 - 2022
			Discount rate	5.5% - 6.7%

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Fair Value as of December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$5,857	Probability-adjusted discounted cash flow	Probability of success	20%
			Period in which milestone is expected to be achieved	2021
			Discount rate	11%
Incline:
Contingent purchase price	$1,269	Probability-adjusted discounted cash flow	Probabilities of successes	5%
			Period in which milestones are expected to be achieved	2019
			Discount rate	18%
Rempex:
Contingent purchase price: Event-based milestones	$95,800	Probability-adjusted discounted cash flow	Probabilities of successes	18% - 95% (78%)
			Period in which milestones are expected to be achieved	2017 - 2024
			Discount rate	5.2% - 8.5%
Contingent purchase price: Sales-based milestones	$20,300	Risk-adjusted revenue simulation	Probabilities of successes	16% - 65% (56%)
			Period in which milestones are expected to be achieved	2018 - 2022
			Discount rate	6.6% - 8.2%
Annovation:
Contingent purchase price	$14,063	Probability-adjusted discounted cash flow	Probabilities of successes	9% - 50% (34%)
			Period in which milestones are expected to be achieved	2018 - 2031
			Discount rate	6.0% - 10.0%

The fair value of the contingent purchase price represents the fair value of the Company’s liability for all potential payments under the Company’s acquisition agreements for Targanta, Incline Therapeutics, Inc. (Incline), Rempex Pharmaceuticals, Inc. (Rempex) and Annovation BioPharma, Inc. (Annovation). During the first quarter of 2017, the Company made a $20.0 million payment to the former equity holders of Rempex upon acceptance of the NDA for Vabomere. During the third quarter of 2017, the Company made a $40.0 million payment to the former equity holders of Rempex upon approval of Vabomere in the United States. There were no other changes to the potential future payments under the Company’s acquisition agreements. As of September 30, 2017, the remaining potential future payments to the former equity holders of Rempex and Targanta were $224.7 million and $49.4 million, respectively. The remaining potential future payments under the Company’s acquisition agreements do not include payments of $175.8 million (which includes $86.3 million to the former equity holders of Incline and Annovation and $89.5 million to other third parties) related to the Ionsys product, which was discontinued and withdrawn in the United States in June 2017 and which has also been discontinued in Europe, and the MDCO-700 development program, which the Company discontinued in August 2017.

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The changes in fair value of the Company’s Level 3 contingent purchase price during the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$111,171	$118,571	$137,289	$123,757
Payments	(40,616)	(1,564)	(62,618)	(8,811)
Fair value adjustments to contingent purchase prices included in net loss	(7,672)	12,403	(11,788)	14,464
Balance at end of period	$62,883	$129,410	$62,883	$129,410

For the three and nine months ended September 30, 2017 and 2016, changes in the carrying value of the contingent purchase price obligations resulted from changes in the fair value of the contingent consideration due to either the passage of time, changes in discount rates, changes in probabilities of success, or milestone payments. This includes a decrease of $14.7 million in the carrying value of the contingent purchase price to an estimated fair value of zero as a result of the Company’s decision to discontinue the clinical development program for MDCO-700 in August 2017. See Note 1, “Nature of Business,” for further details.

No other changes in valuation techniques or inputs occurred during the three and nine months ended September 30, 2017 and 2016.

8. Inventory

The major classes of inventory were as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Raw materials	$57,818	$56,962
Work-in-progress	4,615	12,033
Finished goods	4,736	1,903
Total	$67,169	$70,898

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate. If annual volume is less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

9. Intangible Assets and Goodwill

The following table sets forth the carrying amounts and accumulated amortization of the Company’s intangible assets:

	As of September 30, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Amortizable intangible assets:
Product licenses(1)	$—	$—	$—	$30,000	$(3,013)	$26,987
Developed product rights(2)	309,180	(23,215)	285,965	370,560	(35,946)	334,614
Total amortizable intangible assets	309,180	(23,215)	285,965	400,560	(38,959)	361,601

Intangible assets not subject to amortization:
In-process research and development	$—	$—	$—	$253,620	$—	$253,620
Total intangible assets not subject to amortization	—	—	—	253,620	—	253,620
Total intangible assets	$309,180	$(23,215)	$285,965	$654,180	$(38,959)	$615,221
_______________________________________

(1)	The Company amortizes intangible assets related to the product licenses over their expected useful lives.

(2)	The Company amortizes intangible assets related to developed product rights over the remaining life of the patents.

In the third quarter of 2017, the Company reclassified $188.6 million of IPR&D assets to developed product rights due to the approval of Vabomere in the United States and commenced amortization over its estimated useful life.

The Company recognized amortization expense of approximately $3.1 million and $6.5 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $11.6 million and $19.3 million during the nine months ended September 30, 2017 and 2016, respectively, related to its intangible assets. The Company expects amortization expense related to its intangible assets to be approximately $5.4 million for the last three months of 2017. The Company expects annual amortization expense related to its intangible assets to be approximately $21.4 million, $21.4 million, $21.4 million, $21.4 million and $21.4 million for the years ending December 31, 2018, 2019, 2020, 2021 and 2022, respectively, with the balance of $173.6 million being amortized thereafter. The Company records amortization expense in cost of revenue in the accompanying condensed consolidated statements of operations.

In the second quarter of 2017 the Company recorded impairment charges of $226.5 million and $26.2 million to reduce the unamortized carrying amounts of the developed product rights and product licenses, respectively, associated with Ionsys to their estimated fair values of zero which is a Level 3 fair value measurement, as a result of the discontinuation and market withdrawal of Ionsys which became effective on June 19, 2017. In the second quarter of 2017, the Company recorded impairment charges of $65.0 million to reduce the carrying amount of the in-process research and development associated with MDCO-700 to an estimated fair value of zero, which is a Level 3 fair value measurement, in connection with management’s decision to discontinue the MDCO-700 trials. These impairment charges were recorded in asset impairment charges in the accompanying condensed consolidated statements of operations. See Note 1, “Nature of Business,” for further details and Note 7, “Fair Value Measurements,” for definitions of hierarchy levels.

There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2017.

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

The 2023 Notes consist of the following:

Liability component	September 30, 2017	December 31, 2016
	(in thousands)
Principal	$402,500	$402,500
Less: Debt discount, net(1)	(93,778)	(103,162)
Net carrying amount	$308,722	$299,338
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2023) and amortized to interest expense over the remaining life of the 2023 Notes using the effective interest rate method.

The fair value of the 2023 Notes was approximately $424.3 million as of September 30, 2017. The Company estimates the fair value of its 2023 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2023 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of September 30, 2017, the remaining contractual life of the 2023 Notes is approximately 5.8 years.

The following table sets forth total interest expense recognized related to the 2023 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Contractual interest expense	$2,767	$2,777	$8,293	$3,381
Amortization of debt discount	3,205	2,923	9,384	3,650
Total	$5,972	$5,700	$17,677	$7,031
Effective interest rate of the liability component	7.5%	7.5%	7.5%	7.5%

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

The 2022 Notes consist of the following:

Liability component	September 30, 2017	December 31, 2016
	(in thousands)
Principal	$399,997	$400,000
Less: Debt discount, net(1)	(66,064)	(75,754)
Net carrying amount	$333,933	$324,246
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $504.7 million as of September 30, 2017. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of September 30, 2017, the remaining contractual life of the 2022 Notes is approximately 4.3 years.

The following table sets forth total interest expense recognized related to the 2022 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Contractual interest expense	$2,500	$2,500	$7,500	$7,500
Amortization of debt discount	3,298	3,078	9,690	9,043
Total	$5,798	$5,578	$17,190	$16,543
Effective interest rate of the liability component	6.5%	6.5%	6.5%	6.5%

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The 2017 Notes that remained outstanding after the 2016 repurchase matured on June 1, 2017. In connection with the maturity of the 2017 Notes, the holders converted substantially all of the outstanding principal amount of the 2017 Notes, the Company paid cash to the converting 2017 Note holders equal to $55.4 million in respect of principal, interest and fractional shares on the 2017 Notes to be converted and delivered 819,901 shares of the Company’s common stock.

The 2017 Notes consist of the following:

Liability component	September 30, 2017	December 31, 2016
	(in thousands)
Principal	$—	$55,000
Less: Debt discount, net(1)	—	(1,251)
Net carrying amount	$—	$53,749
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2017) and amortized to interest expense over the remaining life of the 2017 Notes using the effective interest rate method.

The following table sets forth total interest expense recognized related to the 2017 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Contractual interest expense	$—	$189	$315	$1,912
Amortization of debt discount	—	621	1,251	6,699
Total	$—	$810	$1,566	$8,611
Effective interest rate of the liability component	6.02%	6.02%	6.02%	6.02%

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

As part of the June 2016 repurchase of $220.0 million in aggregate principal amount of the 2017 Notes, the Company paid $87.9 million to settle the related warrants. The remaining 2017 Warrants, which continued to remain outstanding after the maturity of the 2017 Notes, are to purchase up to approximately two million shares of the Company’s common stock, subject to customary

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

anti-dilution adjustments, at a strike price of $34.20 per share. The 2017 Warrants will have a dilutive effect with respect to the Company’s common stock to the extent that the market price per share of the Company’s common stock, as measured under the terms of the 2017 Warrants, exceeds the applicable strike price. The warrants will be net-settled, provided that subject to certain conditions the Company may elect to settle all of the 2017 Warrants in cash. The 2017 Warrants expired beginning in August 2017 and will continue to expire on a series of expiration dates through December 2017. During the three months ended September 30, 2017, the holders of the 2017 Warrants exercised 443,070 warrants on a net basis and as a result the Company issued 24,217 shares of common stock. The Company has 1,427,679 warrants outstanding as of September 30, 2017.

11. Accumulated Other Comprehensive Loss

The following tables provide a reconciliation of the components of accumulated other comprehensive loss, net of tax, attributable to The Medicines Company for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017			2016
	Foreign currency translation adjustment	Unrealized loss on available for sale securities	Total	Foreign currency translation adjustment	Unrealized loss on available for sale securities	Total
	(in thousands)
Balance at beginning of period	$(5,439)	$(7)	$(5,446)	$(5,414)	$—	$(5,414)
Other comprehensive loss before reclassifications	487	10	497	(70)	—	(70)
Total other comprehensive loss	487	10	497	(70)	—	(70)
Balance at end of period	$(4,952)	$3	$(4,949)	$(5,484)	$—	$(5,484)

	Nine Months Ended September 30,
	2017			2016
	Foreign currency translation adjustment	Unrealized loss on available for sale securities	Total	Foreign currency translation adjustment	Unrealized gain (loss) on available for sale securities	Total
	(in thousands)
Balance at beginning of period	$(5,479)	$—	$(5,479)	$3,924	$49	$3,973
Other comprehensive income before reclassifications	527	3	530	208	—	208
Amounts reclassified from accumulated other comprehensive income(1) (2)	—	—	—	(9,616)	(49)	(9,665)
Total other comprehensive (loss) income	527	3	530	(9,408)	(49)	(9,457)
Balance at end of period	$(4,952)	$3	$(4,949)	$(5,484)	$—	$(5,484)
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	($ in thousands)
Net revenues:
United States	$15,460	91.6%	$35,662	94.8%	$55,062	92.0%	$133,273	93.3%
Europe	1,208	7.2%	1,726	4.6%	4,355	7.3%	7,544	5.3%
Rest of world	203	1.2%	211	0.6%	412	0.7%	1,819	1.4%
Total net revenues	$16,871	100%	$37,599	100.0%	$59,829	100.0%	$142,636	100.0%

	September 30, 2017		December 31, 2016
	($ in thousands)
Long-lived assets:
United States	$708,309	99.9%	$1,047,098	99.6%
Europe	833	0.1%	4,160	0.4%
Total long-lived assets	$709,142	100.0%	$1,051,258	100.0%

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

The Company is currently party to the legal proceedings described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, which include patent litigation matters and litigation related to a license agreement. The Company has assessed such legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability can be reasonably estimated. As a result, the Company did not record a loss contingency related to any of these legal proceedings. Particularly with respect to the litigation related to a license agreement, the Company is presently unable to predict the outcome of such lawsuit or to reasonably estimate the possible loss, or range of potential losses, if any, related to such lawsuit. While it is not possible to determine the outcome of the matters described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, the Company believes that the resolution of all such matters could have a material adverse effect on its financial condition or results of operations and cash flows.

14. Restructuring

On June 1, 2017, the Company voluntarily discontinued and withdrew Ionsys from the market in the United States and ceased related commercialization activities, effective June 19, 2017, with the New Drug Application for Ionsys remaining open to December 31, 2017. Concurrent with this market withdrawal, the Company commenced implementation of a workforce reduction, which resulted in the reduction of 57 employees, representing approximately 15% of the Company’s workforce. The Company recorded a pre-tax charge of approximately $276.9 million associated with the discontinuation and market withdrawal of Ionsys in the United States market, of which $268.1 million was a non-cash impairment charge (including a write-off of inventory), $5.8 million relates to cash severance and $3.0 million relates to other exit costs. The Company has also discontinued Ionsys in the European market.

The impacted employees are eligible to receive severance payments in specified amounts, health benefits and outplacement services. The Company has and will record these charges in cost of goods sold, research and development and selling, general and administrative expenses based on responsibilities of the impacted employees.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table sets forth details regarding the activities described above during the nine months ended September 30, 2017:

	Balance as of January 1, 2017	Expenses, Net	Cash	Noncash	Balance as of September 30, 2017
	(in thousands)
Employee severance and other personnel benefits:	$—	$5.9	$(5.1)	$(0.1)	$0.7

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

The Company recognized a gain on sale of business of approximately $288.3 million for the nine months ended September 30, 2016 in continuing operations. Disposition related costs during 2016 of approximately $7.9 million for advisory, legal and regulatory fees incurred in connection with the sale of the Non-Core ACC Products were recorded in selling, general and administrative expenses. See Note 7, “Fair Value Measurements,” for further details on the contingent purchase price from sale of businesses.

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

Financial results of the Hemostasis Business are presented as “Income (loss) from discontinued operations, net of tax” on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2016.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table presents key financial results of the Hemostasis Business included in “Income (loss) from discontinued operations, net of tax” for the three and nine months ended September 30, 2016:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016

Net product revenues	$28	$78
Operating expenses:
Cost of product revenue	(9)	1,695
Research and development	(15)	104
Selling, general and administrative	(44)	634
Total operating expenses	(68)	2,433
Income (loss) from operations	96	(2,355)
Gain from sale of business	—	1,004
Other expense, net	—	(39)
Income (loss) from discontinued operations before income taxes	96	(1,390)
Benefit for income taxes	—	—
Income (loss) from discontinued operations, net of tax	$96	$(1,390)

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

17. Subsequent Events

On October 25, 2017, the Company announced its intention to commence a series of workforce reductions, independent of the potential divestiture of the Company’s infectious disease business (the “Workforce Reductions”), to improve efficiencies and better align its costs and structure. As a result of the Workforce Reductions and the potential infectious disease business divestiture, the Company plans to reduce its personnel to less than 60 employees. Upon signing release agreements, affected employees will receive the Company’s severance package, including reduction payments and fully paid health care coverage and outplacement services for six months to a year. The Company expects to substantially implement the Workforce Reductions in December 2017.

The Company expects to record, in the aggregate, charges of approximately $13 million to $18 million associated with the Workforce Reductions, which will be recognized beginning in the fourth quarter of 2017 and through the second quarter of 2018. Substantially all of these charges are expected to represent cash expenditures. In addition to the Workforce Reductions, additional restructuring charges are expected to be incurred but cannot be estimated at this time.

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

Overview

Our Business

We are a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare. We market Angiomax® (bivalirudin), Minocin® (minocycline) for injection and Orbactiv® (oritavancin), and in August 2017 the U.S. Food and Drug Administration, or FDA, approved our new drug application, or NDA, for Vabomere™ (meropenem and vaborbactam). The Company also has a pipeline of products in development, including inclisiran and early stage antibiotic candidates targeting multi-drug resistant bacteria. We have the right to develop, manufacture and commercialize inclisiran under our collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam. We believe that our products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs and offer, or in the case of our products in development have the potential to offer, improved performance.

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

Although we continue to seek a partnership or divestiture transaction for Ionsys, on June 1, 2017 we voluntarily discontinued and withdrew Ionsys from the market in the United States and ceased related commercialization activities, effective June 19, 2017, with the NDA for Ionsys remaining open to December 31, 2017. Concurrent with this market withdrawal, we commenced implementation of a workforce reduction, which resulted in the reduction of 57 employees, representing approximately 15% of our workforce. We recorded a pre-tax charge of approximately $276.9 million associated with the discontinuation and market withdrawal of Ionsys in the United States market, of which $268.1 million was a non-cash impairment charge (including a write-off of inventory) and $8.8 million relates to cash severance and other exit costs. We have also discontinued and withdrawn Ionsys in the European market. Until October 2017, we had an exclusive license with SymBio Pharmaceuticals Ltd., or SymBio, to develop and commercialize Ionsys in Japan. That agreement terminated in connection with a legal dispute with SymBio, as described in Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q.

We also announced in August 2017 that we are discontinuing the clinical development program for MDCO-700, an investigational anesthetic agent.

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

Vabomere	Approved in the United States; MAA submission in the European Union accepted for review in third quarter 2017	Combination of vaborbactam, a proprietary, novel beta-lactamase inhibitor, with meropenem, a carbapenem antibiotic
Treatment of adult patients with complicated urinary tract infections, including pyelonephritis, caused by designated susceptible Enterobacteriaceae – Escherichia coli, Klebsiella pneumoniae and Enterobacter cloacae species complex

Research and Development Stage
Inclisiran	Phase 3	PCSK-9 gene antagonist addressing low-density lipoprotein cholesterol disease modification	Treatment of hypercholesterolemia

Our revenues to date have been generated primarily from sales of Angiomax in the United States. In the three and nine months ended September 30, 2017, we had net product revenues from sales of Angiomax of approximately $2.0 million and $14.2 million, respectively, and aggregate net revenues from sales of Minocin IV, Orbactiv and Ionsys of approximately $9.0 million and $24.0 million, respectively. During this period, net product revenues from sales of Angiomax decreased by $8.2 million and $28.7 million, respectively, from the three and nine months ended September 30, 2016. As a result of our July 2015 supply and distribution agreement with Sandoz, we recognized $5.9 million and $21.7 million, respectively, for the three and nine months ended September 30, 2017 of royalty revenues related to the authorized generic sales of Angiomax (bivalirudin). We expect that net revenue from sales of Angiomax will continue to decline in 2017 and in future years due to competition from generic versions of bivalirudin following the loss of market exclusivity in the United States in July 2015 and in Europe in August 2015. Based on our current business, we expect to incur net losses for the foreseeable future.

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

Rempex Pharmaceuticals, Inc. In December 2013, we acquired Rempex Pharmaceuticals, Inc., or Rempex, and Rempex became our wholly-owned subsidiary. As a result of the transaction, we acquired Rempex’s marketed product, Minocin IV, a broad-spectrum tetracycline antibiotic, and Rempex’s portfolio of product candidates, including RPX-602, a proprietary reformulation of Minocin IV utilizing magnesium sulfate, Carbavance, which at that time was an investigational agent that is a combination of vaborbactam, a proprietary, novel beta-lactamase inhibitor, with a carbapenem, and Rempex’s other product candidates.

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

Agreements with Biomedical Advanced Research and Development Authority (BARDA)

2016 BARDA OTA Agreement. In September 2016, we entered into an agreement with the Biomedical Advanced Research and Development Authority, or BARDA, of the U.S. Department of Health and Human Services, or HHS. This agreement, which we refer to as the BARDA OTA agreement, was established under HHS’s Other Transaction Authority, known as OTA. Under the BARDA OTA agreement, we have the potential to receive up to $132.0 million in funding to support the development of early and late stage antibacterial candidates. The BARDA OTA agreement is a cost-sharing arrangement that consists of an initial base period and four option periods that BARDA may exercise in its sole discretion pursuant to the agreement. The BARDA OTA agreement provides for an initial commitment by BARDA of $32.0 million for the base period, and up to an additional $100.0 million if the remaining four options are exercised by BARDA. As of September 30, 2017, BARDA has committed $32.0 million for the base period and no additional options have been exercised. Under this cost-sharing arrangement, we will be responsible for a portion of the costs associated with each period of work. If all option periods are exercised by BARDA, the estimated period of performance is expected to end in 2021, unless extended by the parties. Either party is entitled to terminate the agreement for convenience, in whole or in part upon 90 days written notice, and BARDA’s future period obligations are subject to Congressionally approved annual appropriations. We expect to use the total award under the BARDA OTA agreement to support non-clinical development activities, non-clinical toxicology, clinical studies, manufacturing, program management, and associated regulatory activities designed to advance Vabomere and a portfolio of potential new antibiotic drug candidates targeting drug resistant bacteria.

2014 BARDA Agreement. In February 2014, our subsidiary Rempex entered into a cost-sharing agreement with BARDA, which we refer to as the 2014 BARDA agreement. The 2014 BARDA agreement is a cost-sharing arrangement that consisted of an initial base period and seven option periods to be exercised at BARDA’s sole discretion. Under the 2014 BARDA agreement, as modified, Rempex had the potential to receive up to $91.8 million in funding to support the development of Vabomere. As of September 2016, when we entered into the BARDA OTA Agreement, BARDA had exercised a base period and three option periods under the 2014 BARDA agreement and committed to a total of $55.8 million under the 2014 BARDA agreement. As of September 30, 2017, approximately $2.8 million of funds obligated during the exercised option periods remain available for reimbursement under the 2014 BARDA agreement. As a result of entering into the BARDA OTA agreement in September 2016, we do not expect at this time that BARDA will exercise additional option periods under the 2014 BARDA agreement, although activities relating to Vabomere development will continue to be funded under its terms. Under the 2014 BARDA agreement, Rempex is responsible for a portion of the costs associated with each period of work. The estimated period of performance for the base period and the exercised option periods is anticipated to continue until 2019. BARDA is entitled to terminate the agreement, including the projects under the 2014 BARDA agreement for convenience, in whole or in part, at any time. We expect to use the remaining award under the 2014 BARDA agreement to support clinical studies, manufacturing and program management activities related to Vabomere for treatment of serious gram-negative infections.

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
As part of the June 2016 repurchase of $220.0 million in aggregate principal amount of the 2017 Notes, we settled the related hedges and warrants for a net cash receipt of $12.6 million. On June 1, 2017, in connection with the maturity of the 2017 notes, we settled the note hedges and received from the note hedge counterparties approximately 820,000 shares of our common stock at an average price of $48.79 per share. The redemption offset the dilution with respect to the 819,901 shares of our common stock that were issued upon the conversion of the 2017 notes. The shares delivered to us in connection with the redemption of the 2017 note hedges are held by us as treasury shares. The remaining warrants, which continue to be outstanding after the maturity of the 2017 notes and the concurrent redemption of the note hedges, provide the holders the right to purchase up to approximately two million shares of our common stock, subject to customary antidilution adjustments, at a strike price of $34.20 per share. The warrants will have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock, as measured under the terms of the warrants, exceeds the applicable strike price. The warrants will be net-settled issuing common stock, provided that subject to certain conditions we may elect to settle all of the warrants in cash. The warrants will expire on a series of expiration dates between August and December 2017. During the three months ended September 30, 2017, the holders of the 2017 Warrants exercised 443,070 warrants on a net basis and as a result we issued 24,217 shares of common stock. We have 1,427,679 warrants outstanding as of September 30, 2017. For the period between October 1, 2017 and November 7, 2017, approximately 20,000 shares of common stock were issued to holders of the remaining warrants based on the closing price of our common stock during such period.

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

U.S. Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which was amended by the Health Care and Education Reconciliation Act of 2010. The PPACA, as amended, contains numerous provisions that impact the pharmaceutical and healthcare industries, and it empowers the Department of Health and Human Services, or HHS, to implement a number of related healthcare reform, or HCR, measures that are likely to have a broad impact on the pharmaceutical and healthcare industry. We are continually evaluating the impact of the PPACA and other HCR-related programs and regulations on our business. As of the date of this Quarterly Report on Form 10-Q, we have not identified any provisions that currently materially impact our business or results of operations. However, the potential impact of the PPACA and other HCR measures on our business and results of operations is inherently difficult to predict because many of the details regarding the implementation of this legislation have not been determined. In addition, the impact on our business and results of operations may change as and if our business evolves. President Trump has announced support for a repeal of PPACA and a number of other HCR programs initiated under the Obama administration, and Congress has and continues to debate several bills that would partially or fully repeal and replace PPACA. It remains unclear whether replacement programs will include similar limitations affecting reimbursement, although scrutiny over drug pricing and government costs is expected to continue. Similarly, efforts in Congress to reform Medicare and Medicaid may impact the pharmaceutical and healthcare industries.

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

We developed Orbactiv for the treatment of ABSSSI, including infections caused by MRSA, and are exploring the development of Orbactiv for other indications, including ABSSSI in children, uncomplicated bacteremia and other gram-positive bacterial infections. We developed the new formulation of Minocin IV, which is approved by the FDA, for the treatment of infections due to susceptible strains of designated gram-negative bacteria, including those due to Acinetobacter spp, and designated gram-positive bacteria. We also developed Vabomere for the treatment of hospitalized patients with serious gram-negative bacterial infections. In November 2013, the FDA designated Orbactiv a QIDP. In August 2014, following approval of Orbactiv, the FDA informed us that Orbactiv met the criteria for an additional five years of non-patent exclusivity to be added to the five year exclusivity period already provided by the Food, Drug and Cosmetic Act. As a result, Orbactiv’s non-patent regulatory exclusivity is scheduled to expire in August 2024. In December 2013, the FDA designated Vabomere a QIDP. Following its approval in August 2017, Vabomere received an additional five years of non-patent exclusivity, which extended its non-patent regulatory exclusivity through August 2027.

Results of Operations

Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016

Total Net Revenues:

Total net revenues decreased 55.1% to $16.9 million for the three months ended September 30, 2017 as compared to $37.6 million for the three months ended September 30, 2016. Total net revenues decreased 58.1% to $59.8 million for the nine months ended September 30, 2017 as compared to $142.6 million for the nine months ended September 30, 2016.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change $	Change %	2017	2016	Change $	Change %
	(in thousands)				(in thousands)
Net product revenues	$10,935	$18,843	$(7,908)	(42.0)%	$38,135	$80,542	$(42,407)	(52.7)%
Royalty revenues	5,936	18,756	(12,820)	(68.4)%	21,694	62,094	(40,400)	(65.1)%
Total net revenues	$16,871	$37,599	$(20,728)	(55.1)%	$59,829	$142,636	$(82,807)	(58.1)%

Net Product Revenues:

The following table reflects the components of net product revenues for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change $	Change %	2017	2016	Change $	Change %
	(in thousands)				(in thousands)
Angiomax	$1,972	$10,154	$(8,182)	(80.6)%	$14,172	$42,837	$(28,665)	(66.9)%
Other products	8,963	8,689	274	3.2%	23,963	37,705	(13,742)	(36.4)%
Net product revenues	$10,935	$18,843	$(7,908)	(42.0)%	$38,135	$80,542	$(42,407)	(52.7)%

Net product revenues decreased by $7.9 million, or 42.0%, to $10.9 million in the three months ended September 30, 2017 compared to $18.8 million in the three months ended September 30, 2016, reflecting decreases in net product revenues in the United States of $7.4 million and in international markets of $0.5 million.

Net product revenues decreased by $42.4 million, or 52.7%, to $38.1 million in the nine months ended September 30, 2017 compared to $80.5 million in the nine months ended September 30, 2016, reflecting decreases of $37.8 million in the United States and $4.6 million in international markets.

Angiomax. Net product revenues from sales of Angiomax decreased by $8.2 million, or 80.6%, to $2.0 million in the three months ended September 30, 2017 compared to $10.2 million in the three months ended September 30, 2016. Net product revenues from sales of Angiomax decreased by $28.7 million, or 66.9%, to $14.2 million in the nine months ended September 30, 2017 compared to $42.8 million in the nine months ended September 30, 2016. The decrease in the three and nine months ended September 30, 2017 was attributed to reductions in price due to an increase in the number of generic versions of bivalirudin in the United States and an unfavorable impact of foreign currency. Of the $2.0 million and $14.2 million of net product revenues from sales of Angiomax in the three and nine months ended September 30, 2017, respectively, $1.6 million and $8.5 million, respectively, related to shipments of generic Angiomax to Sandoz. For the three and nine months ended September 30, 2016, $4.9 million and $15.6 million, respectively, related to shipments of generic Angiomax to Sandoz.

Net product revenues in the United States for the three and nine months ended September 30, 2017 and 2016 reflect chargebacks related to the 340B Drug Pricing Program. Under the 340B Drug Pricing Program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. Chargebacks related to the 340B Drug Pricing Program decreased to $0.7 million in the three months ended September 30, 2017 compared to $1.5 million in the three months ended September 30, 2016 and $2.4 million in the nine months ended September 30, 2017 compared to $6.7 million in the nine months ended September 30, 2016 primarily due to the reduction in wholesaler purchases.

Other Products. Net product revenues from sales of Cleviprex, Minocin IV, Orbactiv, ready-to-use Argatroban, Kengreal and Ionsys increased by approximately $0.3 million, or 3.2%, to $9.0 million in the three months ended September 30, 2017 from $8.7 million in the three months ended September 30, 2016, primarily due to the sales of Orbactiv partially offset by the sale of the Non-Core ACC Products. Net product revenues from sales of Minocin IV and Orbactiv were $2.2 million and $6.8 million, respectively, in the three months ended September 30, 2017 compared to $2.2 million and $4.3 million, respectively, in the three months ended September 30, 2016.

Net product revenues from sales of Cleviprex, Minocin IV, Orbactiv, ready-to-use Argatroban, Kengreal and Ionsys decreased by $13.7 million, or 36.4%, to $24.0 million in the nine months ended September 30, 2017 from $37.7 million in the nine months ended September 30, 2016, primarily due to the sale of the Non-Core ACC Products in June 2016. Net product revenues from sales of Minocin IV and Orbactiv increased to $7.3 million and $16.4 million, respectively, in the nine months ended September 30, 2017, compared to $5.5 million and $11.4 million, respectively, in the nine months ended September 30, 2016, primarily due to increased volume.

Royalty Revenues:

For the three and nine months ended September 30, 2017, we recognized $5.9 million and $21.7 million, respectively, and for the three and nine months ended September 30, 2016, we recognized $18.8 million and $62.1 million, respectively, in royalty revenues related to the authorized generic sale of Angiomax to hospitals by Sandoz. The decreases in royalty revenues during the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 was attributed to reductions in price and volume due to an increase in the number of generic versions of bivalirudin in the United States. Royalty revenues are expected to decline in 2017 and in future years due to an increase in competition from additional generic versions of bivalirudin.

Cost of Product Revenues:

Cost of product revenues for the three months ended September 30, 2017 was $9.6 million, or 56.9% of net product revenues, compared to $20.8 million, or 27.8% of net product revenues, in the three months ended September 30, 2016. Cost of product revenues for the nine months ended September 30, 2017 was $39.4 million, or 65.9% of net product revenues, compared to $54.8 million, or 32.4% of net product revenues, for the nine months ended September 30, 2016.

Cost of product revenues during these periods consisted of:

•	expenses in connection with the manufacture of our products sold, including expenses related to excess inventory offset by the positive impact of sales of previously reserved units;

•
royalty expenses under our agreement with Eli Lilly and Company related to Orbactiv, and for the nine months ended September 30, 2016, our agreement with AstraZeneca related to Cleviprex and our agreement with Eagle Pharmaceuticals, Inc. related to ready-to-use Argatroban;

•	amortization of the costs of selling rights agreements, product licenses, developed product rights and other identifiable intangible assets, which result from product and business acquisitions; and

•	logistics costs related to Angiomax, Cleviprex, Orbactiv, Minocin IV, ready-to-use Argatroban, Kengreal and Ionsys, including distribution, storage, and handling costs.

•	expenses associated with the discontinuance and market withdrawal of Ionsys in the United States market, including a write-off of inventory, severance and other exit costs.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	% of Total	2016	% of Total	2017	% of Total	2016	% of Total
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Manufacturing/Logistics	$5,760	60.0%	$7,134	34.3%	$23,075	58.5%	$29,175	53.2%
Royalties	804	8.4%	715	3.5%	2,259	5.7%	5,063	9.2%
Impairment of inventory and amortization of acquired product rights and intangible assets	3,037	31.6%	12,928	62.2%	14,102	35.8%	20,566	37.6%
Total cost of product revenues	$9,601	100.0%	$20,777	100.0%	$39,436	100.0%	$54,804	100.0%

Cost of product revenues decreased by $11.2 million during three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease is mainly due to reserves of a $7.4 million related to Ionsys recorded in three months ended September 30, 2016, a $3.4 million reduction in IPR&D and license fee amortization attributed to the Ionsys impairment and Manufacturing/logistics expenses which decreased due to the reduction in Angiomax product sales as well as the sale of the Non-Core ACC Products.

Cost of product revenues decreased by $15.4 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This decrease is mainly due to the decrease in reserves for Ionsys as discussed above, as well as decreases in manufacturing/logistics costs and royalties related to the sale of the Non-Core ACC Products.

Asset Impairment Charges:

For the nine months ended September 30, 2017, we recognized impairment charges of $226.5 million, $26.2 million and $11.4 million to reduce the carrying amounts of the product licenses, developed product rights, and fixed assets, respectively, associated with Ionsys to their estimated fair values of zero as a result of the discontinuation and market withdrawal of Ionsys which became effective on June 19, 2017. In the second quarter of 2017, we recognized impairment charges of $65.0 million to reduce the carrying amount of the in-process research and development associated with MDCO-700 to an estimated fair value of zero as a result of management’s decision to discontinue the MDCO-700 trials. These impairment charges were recorded in asset impairment charges in the accompanying condensed consolidated statements of operations. For further details, see Note 1, “Nature of Business,” in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Research and Development Expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	% of Total	2016	% of Total	2017	% of Total	2016	% of Total
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Marketed products
Orbactiv	$6,273	13.7%	$1,439	6.1%	$8,864	7.6%	$4,442	4.7%
Ionsys	126	0.3%	1,390	5.9%	3,795	3.2%	4,520	4.8%
Angiomax	2	—%	303	1.3%	49	—%	1,365	1.4%
Other	713	1.6%	688	2.9%	881	0.8%	4,081	4.3%
Total marketed products	$7,114	15.5%	$3,820	16.2%	$13,589	11.6%	$14,408	15.2%
Registration stage product candidates
Vabomere	5,501	12.0%	—	—%	24,070	20.5%	—	—%
Total registration stage product candidates	5,501	12.0%	—	—%	24,070	20.5%	—	—%
Research and development product candidates
MDCO-216	223	0.5%	4,104	17.4%	472	0.4%	26,824	28.4%
Vabomere	—	—%	5,281	22.4%	—	—%	21,210	22.4%
Inclisiran	30,015	65.5%	5,751	24.5%	66,430	56.6%	15,903	16.8%
Other	2,985	6.5%	4,581	19.5%	12,776	10.9%	16,250	17.2%
Total research and development product candidates	33,223	72.5%	19,717	83.8%	79,678	67.9%	80,187	84.8%
Total research and development expenses	$45,838	100.0%	$23,537	100.0%	$117,337	100.0%	$94,595	100.0%

Research and development expenses increased by $22.3 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in research and development expenses during the three months ended September 30, 2017 is primarily due to costs associated with inclisiran of $24.3 million due to the acceleration of clinical trials and related manufacturing development costs and $4.8 million pertaining to new formulation of Orbactiv. These increases are partially offset by decreases of $3.9 million associated with MDCO-216, a cholesterol efflux promoter, the clinical trials of which we voluntarily discontinued in November 2016; approximately $1.3 million related Ionsys which was discontinued and we withdrew from the market in June 2017; and other products mainly due to the sale of the Non-Core ACC Products.

Research and development expenses increased $22.7 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in research and development expenses is primarily due to increases in costs associated with inclisiran of $50.5 million due to the acceleration of clinical trials and related manufacturing development costs, $4.4 million pertaining to the new formulation of Orbactiv and $2.9 million in costs associated with the NDA filing for Vabomere. These increases were partially offset by decreases of $26.4 million in costs associated with MDCO-216, $5.2 million related to other marketed products mainly due to the sale of the Non-Core ACC Products, and $3.5 million related to other research and development product candidates. The clinical trials of MDCO-216 were terminated in the fourth quarter of 2016 therefore no further expenses were incurred during the nine months ended September 30, 2017.

We expect research and development expenses in the remainder of 2017 to increase primarily due to increased costs related to clinical trials of inclisiran and manufacturing development activities for Vabomere.

Selling, General and Administrative Expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change $	Change %	2017	2016	Change $	Change %
	(in thousands)				(in thousands)
Selling, marketing and promotional	$26,667	$30,351	$(3,684)	(12.1)%	$83,097	$119,607	$(36,510)	(30.5)%
General corporate and administrative	20,531	38,671	(18,140)	(46.9)%	76,883	122,871	(45,988)	(37.4)%
Total selling, general and administrative expenses	$47,198	$69,022	$(21,824)	(31.6)%	$159,980	$242,478	$(82,498)	(34.0)%

Selling, general and administrative expenses decreased by $21.8 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Selling, marketing and promotional expenses decreased by $3.7 million during this period primarily due to the discontinuation and market withdrawal of Ionsys, the sale of the Non-Core ACC Products and overall shift in corporate strategy and increased focus on research and development. General corporate and administrative expenses decreased by $18.1 million during the three months ended September 30, 2017. The decrease is primarily due adjustments to the fair value of contingent consideration due to the former equity holders of Targanta and Rempex.

Selling, general and administrative expenses decreased by $82.5 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Selling marketing and promotional expenses decreased by $36.5 million during this period, primarily due to the sale of the Non-Core ACC Products, the discontinuation and market withdrawal of Ionsys, and overall shift in corporate strategy and increased focus on research and development. General corporate and administrative expenses decreased by $46.0 million during the nine months ended September 30, 2017. The decrease in general corporate and administrative expenses is due in part to $26.1 million in adjustments to the fair value of contingent consideration due to the former equity holders of Targanta, Rempex, Incline and Annovation, which includes a $14.7 million decrease in the carrying value of the contingent purchase price to an estimated fair value of zero as a result of the Company’s announcement to discontinue the clinical development program for MDCO-700. General corporate and administrative expenses for the nine months ended September 30, 2016 also includes the disposal and workforce reduction costs of $7.9 million and $13 million, respectively.

We expect our selling, general and administrative expenses will continue to decrease due to a decrease in headcount relative to 2016 and a decrease in the number of products we sell.

Co-promotion and License Income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change $	Change %	2017	2016	Change $	Change %
	(in thousands)				(in thousands)
Co-promotion and license income	$769	$757	$12	1.6%	$2,283	$3,073	$(790)	(25.7)%

Co-promotion and license income decreased by $12 thousand and $0.8 million during the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016, respectively. In the three and nine months ended September 30, 2016, co-promotion income include our license agreement with Eagle related to ready-to-use Argatroban, which was included in the sale of the Non-Core ACC products. Co-promotion and license income includes license income of $0.8 million and $2.3 million for the three and nine months ended September 30, 2017 and 2016, respectively under our collaboration agreements with SciClone Pharmaceuticals and SymBio.

Interest Expense:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change $	Change %	2017	2016	Change $	Change %
	(in thousands)				(in thousands)
Interest expense	$11,886	$12,089	$(203)	(1.7)%	$36,898	$32,198	$4,700	14.6%

During the three and nine months ended September 30, 2017, we recorded approximately $11.9 million and $36.9 million, respectively, in interest expense related to the 2017 Notes, 2022 Notes, and 2023 Notes as compared to $12.1 million and $32.2 million, respectively, in interest expense related to the 2017 Notes and 2022 Notes during the three and nine months ended September 30, 2016. The decrease in interest expense in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 is due to the settlement of the 2017 Notes during the second quarter of 2017. The increase in interest expense in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is due to an increase in the debt as well as a higher effective interest rate on the 2023 notes.

Other Income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change $	Change %	2017	2016	Change $	Change %
	(in thousands)				(in thousands)
Other income	$71	$865	$(794)	(91.8)%	$916	$741	$175	23.6%

Other income, which is comprised of interest income and gains and losses on foreign currency transactions, decreased by $0.8 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to losses on foreign currency transactions partially offset by increases in interest income on available for sale securities. Other increased by $0.2 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to increases in interest income on available for sale securities partially offset by losses on foreign currency transactions.

Benefit (Provision) for Income Taxes:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change $	Change %	2017	2016	Change $	Change %
	(in thousands)				(in thousands)
Benefit (provision) for income taxes	$66,637	$(163)	$66,800	*	$89,607	$(220)	$89,827	*
_______________________________________
*    Represents a change in excess of 100%

For the three months ended September 30, 2017 and 2016, we recorded a benefit for income taxes of $66.6 million and a provision for income taxes of $0.2 million, respectively. Our worldwide effective income tax rates for the three months ended September 30, 2017 and 2016 was approximately 68.8% and 0.2%, respectively.

For the nine months ended September 30, 2017 and 2016, we recorded a benefit for income taxes of $89.6 million and a provision for income taxes of $0.2 million, respectively. Our worldwide effective income tax rates for the nine months ended September 30, 2017 and 2016 was approximately 14.5% and 4.1%, respectively.

For the three and nine months ended September 30, 2017, our benefit for income taxes is primarily attributable to a reduction in our recorded valuation allowance against our deferred tax assets as a result of the commencement of amortization of IPR&D associated with Vabomore upon approval by the FDA, which resulted in a discrete benefit of $66.7 million, and the impairment of IPR&D associated with MDCO-700, which resulted in a discrete benefit of $23.0 million. For further details, see Note 9, “Intangible Assets and Goodwill,” in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Loss from Discontinued Operations, Net Of Tax:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change $	Change %	2017	2016	Change $	Change %
	(in thousands)				(in thousands)
Income (loss) from discontinued operations, net of tax	$—	$96	$(96)	(100.0)%	$—	$(1,390)	$1,390	100.0%

For details on discontinued operations, see Note 16, “Discontinued Operations,” in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Due to the introduction of generic competition against Angiomax and the divestiture of certain of our non-core products, our revenues generated from product sales have declined significantly since 2014. Revenues are expected to continue to decline as generic competition for Angiomax increases. We have incurred net losses and negative cash flows from operations since 2014 and had an accumulated deficit of $1,079.1 million as of September 30, 2017. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to develop, seek regulatory approval for and commercially launch our products and products in development, including inclisiran and Vabomere. We believe our existing cash and cash equivalents and available for sale securities of approximately $208.9 million as of September 30, 2017, together with the cash flows we generate from product sales, will not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from November 9, 2017 (the date of filing this Form 10-Q).

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

Sources of Liquidity

Since our inception, we have financed our operations principally through revenues from sales of Angiomax and our other products and the sale of common stock, convertible promissory notes and warrants. We expect revenue from sales of Angiomax will be significantly lower in future years due to generic competition. This reduced revenue is likely to significantly impact our cash and cash equivalents and how we finance our operations. We had $166.7 million and $42.2 million in cash and cash equivalents and available for sales securities, respectively, as of September 30, 2017.

Cash Flows

As of September 30, 2017, we had $166.7 million in cash and cash equivalents, as compared to $541.8 million as of December 31, 2016. The decrease in cash and cash equivalents in the nine months ended September 30, 2017 was due primarily to $304.8 million, $46.7 million and $24.6 million of net cash used in operating activities, investing activities, and financing activities, respectively.

Net cash used in operating activities was $304.8 million in the nine months ended September 30, 2017, compared to net cash used in operating activities of $261.0 million in the nine months ended September 30, 2016. The cash used in operating activities during the nine months ended September 30, 2017 is primarily due to a net loss of $530.1 million, and changes in working capital items of $67.2 million partially offset by increases due to non-cash items of $292.5 million. Non-cash items primarily consist of asset impairment charges, deferred tax benefits, depreciation and amortization, amortization of debt discount, stock compensation expense, and changes in contingent consideration obligations. Net cash used in operating activities was $261.0 million in the nine months ended September 30, 2016. The cash used in operating activities during the nine months ended September 30, 2016 is primarily due to net income of $3.7 million offset by changes in working capital items of $66.3 million, and decreases due to non-cash items of $198.4 million. Non-cash items primarily consist of gain on sale of businesses, depreciation and amortization, amortization of debt discount and stock compensation expense.

Net cash used in investing activities was $46.7 million in the nine months ended September 30, 2017, which was primarily due to purchases of available for sale securities of $131.6 million and the purchases of fixed assets of $4.5 million partially offset by proceeds from maturities and sales of available for sale securities of $89.3 million. Net cash provided by investing activities was $423.3 million in the nine months ended September 30, 2016, which was primarily due to the sale of the Hemostasis Business completed in February 2016 and the sale of the Non-Core ACC Products completed in June 2016.

Net cash used in financing activities was $24.6 million in the nine months ended September 30, 2017, which was primarily due to $55.0 million for the repayment of the 2017 Notes and $10.1 million in payments of contingent purchase price, partially offset by $40.7 million of proceeds from issuance of common stock and purchases of stock under our employee stock purchase plan. Net cash provided by financing activities was $65.7 million in the nine months ended September 30, 2016, which reflected the net proceeds from the issuance of the 2023 Notes of $390.8 million, offset by the repurchase of $220.0 million of the 2017 Notes for approximately $323.2 million and the purchase of the capped call in connection with the 2023 Notes for approximately $33.9 million. As part of the repurchase of the 2017 Notes, we settled the outstanding bond hedge and warrants related to the bonds repurchased for a net cash receipt of $12.6 million. Net cash provided by financing activities also included $27.4 million of proceeds from issuance of common and purchases of stock under our employee stock purchase plan, offset by $7.9 million in payments of contingent purchase price.

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

As of November 7, 2017, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties related to the Targanta transaction;

•$224.3 million for the Rempex transaction;

•$170.0 million for the license and collaboration agreement with Alnylam; and

•$2.2 million for other transaction milestones.

As of November 7, 2017, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $470.9 million. Of this amount, approximately $69.6 million relates to development milestones, $116.9 million relates to regulatory approval milestones and $284.4 million relates to commercial milestones. These amounts do not include milestone payments of up to $175.8 million related to the Ionsys product, which was discontinued and withdrawn in the U.S. in June 2017 and which has also been discontinued in Europe, and the MDCO-700 development program, which we discontinued in August 2017.

In addition, of the total potential milestone payment obligations, based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make total milestone payments under our license agreements and acquisition agreements of approximately $20.0 million during the remainder of 2017. The majority of these anticipated payments for 2017 relate to the achievement of development milestones. We may pay additional milestone payments under our license agreements and acquisition agreements during 2017 if we achieve additional development, regulatory and commercial milestones during the year.

Total net revenues from sales of Angiomax were significantly lower in the year ended December 31, 2016 and the nine months ended September 30, 2017 than in previous comparable periods, and we expect these revenues will decline further. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we fund our future capital requirements.

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

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to royalties, milestone payments, option exercise and other contingent payments due under our license and acquisition agreements, purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations and increases to our restricted cash in connection with our lease of our principal office space in Parsippany, New Jersey as of September 30, 2017.

During the quarter ended September 30, 2017 there were no other material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our significant accounting policies are more fully described in Note 2, “Significant Accounting Policies,” of our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Note 2 of our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We believe that our estimates relating to revenue recognition, inventory, share-based compensation, income taxes, in-process research and development, contingent purchase price from business combinations and impairment of long-lived assets and goodwill described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016 are “critical accounting estimates.” Please refer to Note 2, “Significant Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for a discussion on changes to certain accounting policies during the nine months ended September 30, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash and cash equivalents. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At September 30, 2017, we held $166.7 million in cash and cash equivalents, which had an average interest rate of approximately 0.74%. A 10% change in such average interest rate would have had an approximate $0.1 million impact on our annual interest income. At September 30, 2017, all cash and cash equivalents were due on demand and 94% was held in the United States.

At September 30, 2017, we held $42.2 million in available for sale securities, which had an average interest rate of approximately 1.25%. A 10% change in such average interest rate would have had an approximate $0.1 million impact on our annual interest income.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of September 30, 2017, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $0.4 million impact on our other income and cash.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dr. Reddy’s Laboratories, Inc.

In March 2011, we were notified that Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On April 28, 2011, we filed suit against Dr. Reddy’s Laboratories, Ltd., Dr. Reddy’s Laboratories, Inc. and Gland Pharma, Inc., which we refer to collectively as Dr. Reddy’s, in the U.S. District Court for the District of New Jersey for infringement of the ‘727 patent and ‘343 patent. Dr. Reddy’s answer denied infringement of the ‘727 patent and ‘343 patent and raised counterclaims of non-infringement and invalidity of the ‘727 patent and ‘343 patent. On May 11, 2012, Dr. Reddy’s filed a motion for summary judgment. On October 2, 2012, the Court held oral argument on Dr. Reddy’s summary judgment motion and conducted a Markman hearing. On October 15, 2012, the Court denied Dr. Reddy’s summary judgment motion. A Markman decision was issued by the Court on January 2, 2013. On January 25, 2013, Dr. Reddy’s filed a second summary judgment motion this time for non-infringement. At the direction of the Court, on May 13, 2013, the motion was withdrawn by Dr. Reddy’s. We have pending motions seeking further fact discovery of Dr. Reddy’s. The parties have yet to enter the expert phase of the case. On May 12, 2015 the Court issued a Stipulation and Order staying the case as Dr. Reddy's had yet to respond to an FDA Complete Response Letter dated December 7, 2012. In June 2016, Dr. Reddy’s responded to the FDA’s Complete Response Letter. As a result, following a joint submission by the parties, the Court on July 22, 2016 ordered the stay vacated and reopened discovery of Dr. Reddy’s ANDA. The Court has set a schedule to complete discovery by June 23, 2017. Following the decision by the Federal Circuit in the above Mylan appeal, the district court set a schedule for the exchange of expert reports and additional fact discovery. Following the denial of the petition for rehearing, a revised schedule was ordered with our supplementing our opening infringement expert report on July 14, 2017, rebuttal reports to be exchanged on July 28, 2017 and reply expert reports to be exchanged on August 25, 2017. No trial date has been set. Dr. Reddy’s ANDA received final FDA approval on May 26, 2017.

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

Exela Pharma Sciences, LLC

In March 2014, we were notified that Exela Pharma Sciences, LLC, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On April 25, 2014, we filed suit against Exela Pharma Sciences, LLC, Exela PharmSci, Inc. and Exela Holdings, Inc., which we collectively refer to as Exela, in the U.S. District Court for the Western District of North Carolina for infringement of the ‘727 and ‘343 patents. Exela filed its answer on June 3, 2014 and raised counterclaims of non-infringement, invalidity and unenforceability due to inequitable conduct. We filed a reply on July 11, 2014. The parties have conducted a Rule 26 conference. The Court has set a pretrial schedule through a June 2015 Markman hearing. On November 4, 2014, Exela filed a motion for judgment on the pleadings based on noninfringement. The motion was fully briefed on December 23, 2014. Claim construction discovery was under way. Following the July 2, 2015 Hospira decision, the parties requested and the court entered an order staying the case until the Federal Circuit Court issues a mandate in the Hospira appeal. On January 29, 2016, even though no mandate from the Hospira appeal has issued, Exela filed a motion to lift the stay and resume claim construction proceedings and other pretrial matters. On February 29, 2016, the court denied Exela’s motion to lift the stay on the case. Following the Hospira en banc decision in July 2016, we moved to lift the stay. Exela opposed the motion but indicated it would agree to lifting the stay under certain conditions. In a September 29, 2016 order, the magistrate judge ruled the case should remain stayed. On September 1, 2017, the case was reassigned to another judge, also of the Western District of North Carolina.

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

Aurobindo Pharma Limited

In March 2014, we were notified that Aurobindo Pharma Limited had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On April 11, 2014, we filed suit against Aurobindo Pharma Limited and Aurobindo Pharma USA, Inc., which we refer to collectively as Aurobindo, in the U.S. District Court for the District of New Jersey for infringement of the ‘727 and ‘343 patents. The case has been assigned to the same judge and magistrate judge as the Dr. Reddy’s, Sun and Apotex actions. Aurobindo filed its answer on July 3, 2014 and raised counterclaims of non-infringement and invalidity. A scheduling conference before the magistrate judge was held on November 20, 2014. The parties engaged in fact discovery and claim construction exchanges. On April 6, 2015, the Court entered a revised fact and expert discovery schedule. Thereafter, the parties proposed a stay of the case pending a decision in the above-referenced Hospira appeal to the Court, which the Court entered on April 15, 2015. Following the July 2, 2015 Hospira decision, the Court was informed of the decision and the parties requested the present stay to remain in effect until Federal Circuit Court issues a mandate in the Hospira appeal. The Court entered this request on July 20, 2015. On April 27, 2017, Aurobindo filed a motion to lift the stay. We filed an opposition on May 22, 2017 and in the alternative proposed a schedule to complete fact and expert discovery. On May 30, 2017, Aurobindo filed a reply and on August 16, 2017, the District Court lifted the stay. On September 8, 2017, Aurobindo filed an amended answer adding additional counterclaims and defenses. On October 6, 2017, we filed our response to these new claims. On October 9, 2017, Aurobindo filed a motion for judgment on the pleadings pursuant to Rule 12(c). Our opposition is presently due on November 9, 2017 and Aurobindo’s reply is due November 16, 2017. Aurobindo’s ANDA received tentative approval from the FDA in December 2015.

Sagent Pharmaceuticals Inc.

In July 2015, we were notified that Sagent Pharmaceuticals Inc., or Sagent, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent and ‘343 patent. On August 26, 2015, we filed suit against Sagent in the U.S. District Court for the Northern District of Illinois for infringement of the ‘727 patent and ‘343 patent. Sagent filed its answer on November 30, 2015 and raised counterclaims of non-infringement and invalidity. We filed a reply on December 22, 2015. A scheduling conference was held on January 21, 2016. The case has been stayed pending resolution of the Hospira en banc appeal. At a September 13, 2016 status conference, the parties jointly requested the stay be lifted and discovery proceed on our claim that Sagent’s ANDA infringes the ‘727 and ‘343 patents. In addition to a proposed case schedule, the parties submitted a joint partial judgment wherein Sagent acknowledged that the claims at issue in the Hospira and Mylan appeals, if found valid, will be valid in this case and Sagent’s invalidity claims are dismissed with prejudice. To the extent the Federal Circuit Court in the Hospira and Mylan matters finds any claim invalid, the parties agreed that the partial judgment will be vacated. Sagent’s ANDA received tentative approval in March 2015, but is subject to a Hatch-Waxman 30-month stay until 2018. The parties have been conducting fact discovery. The Court extended the close of fact discovery to July 31, 2017. On June 21, 2017, the Court held a status conference in Chicago. Sagent requested permission and the Court agreed that Sagent could file a motion for summary judgment by July 7, 2017 and instructed Sagent to produce the documents being requested by us. On July 7, 2017, Sagent filed its motion for summary judgment of non-infringement. On July 13, 2017, a conference was held before the Court to discuss necessary fact discovery and a briefing schedule. The Court ordered Sagent to provide the requested and as of yet not produced discovery before August 16, 2017. Following status conferences and our motion to compel, Sagent was ordered to produce two additional witnesses for deposition and a further status conference was held on October 31, 2017. The Court set a summary judgment briefing schedule with our opposition due December 5, 2017 and Sagent’s reply due December 19, 2017. No trial date has been set.

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

Defendants informed us that they are prepared and will deliver to us any actual physical materials and assign any intellectual property or sNDA related to the ready-to-use bivalirudin and, on October 4, 2017, based on the argument that this offer would resolve all federal claims in dispute, defendants filed a motion to dismiss the remaining claims for lack of subject matter jurisdiction. On October 16, 2017, defendants filed a motion to stay discovery pending a resolution on their motion to dismiss. On November 6, 2017, we filed an opposition to the defendants’ motion to dismiss and an opposition to defendants’ motion to stay discovery. A trial date has not been set by the Court.

SymBio Arbitration

We and our wholly owned subsidiary Incline Therapeutics, Inc., or Incline, have received a Request for Arbitration filed by SymBio, dated October 11, 2017. In the Request for Arbitration, SymBio claims that we failed to provide adequate assurances of performance of, or, alternatively, have rendered ourselves unable to perform, our obligations under the license agreement between us, Incline and SymBio relating to the development and commercialization of IONSYS in Japan. As a result, SymBio seeks compensatory damages in an amount of $82 million. We believe we have counterclaims against SymBio and valid defenses to SymBio's claims and intend to defend ourselves vigorously.

Silence Therapeutics Litigation

In July 2017, Silence Therapeutics plc and Silence Therapeutics GmbH, which we refer to together as Silence, issued, and in October 2017 served, a claim in the High Court of Justice, Chancery Division, Patents Court in the United Kingdom, naming The Medicines Company UK Ltd., our wholly owned subsidiary, Alnylam and Alnylam UK Limited, as co-defendants. In Silence’s claim, it seeks a determination that it is entitled to supplementary protection certificates, or SPCs, based on Silence’s European Patent No. 2,258,847, or the ‘847 patent, which Silence alleges covers inclisiran and certain of Alnylam’s product candidates. An SPC is an intellectual property right that could extend the life of the ‘847 patent in relation to a specified product for a period of up to five additional years bringing the expiration date up to 2028. We have until November 14, 2017 to submit substantive arguments contesting the jurisdiction or alternatively to submit substantive defenses to Silence’s claim. In addition, in October 2017 we filed a claim with respect to the ‘847 patent seeking a declaration of invalidity and a declaration of non-infringement by inclisiran of Silence’s patent and an order that such patent be revoked.

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

We are primarily focused on the advancement of our product candidate, inclisiran, through clinical development, and marketing and commercializing our infectious disease products, Vabomere, Orbactiv and Minocin IV. The completion of the development and the potential commercialization of our product candidates, should they receive regulatory approval, and the commercialization of our approved products will require substantial funds. We will need to obtain substantial additional sources of funding to develop our product candidates as currently contemplated.

Due to the introduction of generic competition against Angiomax and the divestiture of certain of our non-core products, our revenues generated from product sales have declined significantly since 2014. Revenues are expected to continue to decline as generic competition for Angiomax increases. We have incurred net losses and negative cash flows from operations since 2014 and had an accumulated deficit of $1,079.1 million as of September 30, 2017. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to develop, seek regulatory approval for and commercially launch our products and products in development, including inclisiran and Vabomere. We believe our existing cash and cash equivalents and available for sale securities of approximately $208.9 million as of September 30, 2017, together with the cash flows we generate from product sales, will likely not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from November 9, 2017 (the date of filing this Form 10-Q).

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

Net product revenues from sales of Angiomax decreased from $42.8 million for the nine months ended September 30, 2016 to $14.2 million for the nine months ended September 30, 2017. We expect that net product revenues from sales of Angiomax will continue to decline in 2017 and in future years due to generic and other competition. Although we have entered into a supply and distribution agreement with Sandoz to sell an authorized generic version of Angiomax, the royalty income from the sale of the authorized generic, which for the nine months ended September 30, 2017 was approximately $21.7 million, is expected to only partially offset the expected further decline in Angiomax net product revenues.

We have a history of net losses and may not achieve profitability in future periods or maintain profitability on an annual basis due in particular to expected decreases in net revenue from sales of Angiomax and other results of our loss of exclusivity on Angiomax.

We have incurred net losses in many years and on a cumulative basis since our inception, and we expect to continue to incur net losses. As of September 30, 2017, we had an accumulated deficit of approximately $1,079.1 million. In those periods in which we were able to achieve profitability, our profitability was based on revenue from sales of Angiomax, and a substantial majority of our historic revenue has been generated from sales of Angiomax in the United States. However, generic competition for Angiomax commenced in the United States in July 2015 and we lost market exclusivity for Angiomax in Europe in August 2015. We expect that net revenue from sales of Angiomax will continue to decline in future years due to competition from generic versions of Angiomax, including our authorized generic being marketed by Sandoz and other generic versions of Angiomax which have been and may be approved by the FDA.

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

We review our inventory, including inventory purchase commitments, and provide reserves, as appropriate, against the carrying amount of inventory. For example, for the year ended December 31, 2015, we recorded a $29.5 million inventory obsolescence charge and a charge of $12.1 million for potential losses on future inventory purchases primarily due to the loss of exclusivity of Angiomax. We also recorded a $8.5 million reserve for potential inventory obsolescence during the year ended December 31, 2016. As of September 30, 2017, our inventory of Angiomax was $24.3 million and all inventory-related purchase commitments for 2017 have been fulfilled for Angiomax bulk drug substance. If sales of Angiomax decline more than our current expectations, or if sales of other marketed products fail to meet expectations, we could be required to make an additional allowance for excess or obsolete inventory, increase our accrual for product returns or increase our deferred tax valuation allowance, or we could incur other costs related to operating our business, each of which could negatively impact our results of operations and our financial condition.

We have commercially launched and commenced sales of several of our products in recent years. If we are not successful with the commercial launches of these products, or the potential launches of other product candidates in the future, or experience significant delays in doing so, our business likely would be materially harmed.
We commercially launched Orbactiv in the United States in the third quarter of 2014, and we launched the new formulation of Minocin IV in the United States in 2015. We also recently received FDA approval of Vabomere in August 2017. We may commercially launch by ourselves or through arrangements with third parties additional products and products in development in the United States and Europe, in the coming months and years, subject to receiving regulatory approval. Commercial launches of this number of products in such a short period of time will require significant efforts from us and the devotion of substantial resources as we will need to finalize regulatory submissions, work with regulatory authorities in their evaluation of our submissions, have manufactured sufficient quantities of product to commence commercial sales and establish the infrastructure necessary to commercially launch these products and products in development.
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

On November 3, 2015, we announced that our current intention was to explore strategies for optimizing our capital structure and liquidity position. At September 30, 2017, we had approximately $208.9 million in cash and cash equivalents and available for sale securities. We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $400.0 million aggregate principal amount of the 2022 notes and the $402.5 million aggregate principal amount of the 2023 notes, and to make principal payments on the 2022 notes and 2023 notes at maturity or upon conversion (other than the 2023 notes upon conversion, in which case we will have the option to settle entirely in shares of our common stock). In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party.
As of November 7, 2017, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties related to the Targanta transaction;

•	$224.3 million for the Rempex transaction;

•	$170.0 million for the license and collaboration agreement with Alnylam; and

•	$2.2 million for other transaction milestones.

As of November 7, 2017, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $470.9 million. Of this amount, approximately $69.6 million relates to development milestones, $116.9 million relates to regulatory approval milestones and $284.4 million relates to commercial milestones. These amounts do not include milestone payments of up to $175.8 million related to the Ionsys product, which was discontinued and withdrawn in the U.S. in June 2017 and has also been discontinued in Europe, and the MDCO-700 development program, which we discontinued in August 2017.
In addition, of the total potential milestone payment obligations, based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make total milestone payments under our license agreements and acquisition agreements of approximately $20.0 million during the remainder of 2017. The majority of these anticipated payments for 2017 relate to the achievement of development milestones. We may pay additional milestone payments under our license agreements and acquisition agreements during 2017 if we achieve additional development, regulatory and commercial milestones during the year.
Total net revenues from sales of Angiomax were significantly lower in the year ended December 31, 2016 and the nine months ended September 30, 2017 than in previous comparable periods, and we expect these revenues will decline further. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we fund our future capital requirements.
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

Risks Related to Our Notes

We have incurred substantial indebtedness, and our leverage and maintenance of high levels of indebtedness may adversely affect our business, financial condition and results of operations. Servicing this debt, including the 2022 notes and the 2023 notes, will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay the interest on or principal of the 2022 notes, the 2023 notes or other debt we may incur.
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

In the event the conditional conversion feature of the 2022 notes or the 2023 notes is triggered, holders of such notes will be entitled to convert the notes at any time during specified periods at their option, which are set forth in the applicable indenture. If one or more holders elect to convert their 2022 notes, we would be required, with respect to each $1,000 principal amount of 2022 notes, to make cash payments equal to the lesser of $1,000 and the sum of the daily conversion values, which could adversely affect our liquidity. If all of the holders of the 2022 notes exercised their conversion option, we would not have sufficient cash to satisfy our payment obligations with respect to all of the 2022 notes and meet our anticipated funding requirements for a year from November 9, 2017. With respect to the 2023 notes, we have the option to settle conversions entirely in cash, in common stock or a combination thereof. In addition, even if holders do not elect to convert their notes, we are required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long‑term liability, which results in a material reduction of our net working capital.

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

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. For the year ended December 31, 2016 and the nine months ended September 30, 2017, we had $11.6 million and $4.8 million, respectively, in sales outside of the United States, most of which are sales of Angiomax. The principal patent covering Angiomax in Europe expired in August 2015 and, as a result, we face generic competition in Europe. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States. These risks and uncertainties include:

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

Our reliance on government funding for certain development activities may add uncertainty to our research and commercialization efforts with respect to Vabomere.

A significant portion of the funding for the development of Vabomere has come from, and may continue to come from, our contracts with BARDA. BARDA is entitled to terminate our BARDA contracts for convenience at any time, in whole or in part, and is not required to provide continued funding beyond amounts currently obligated under the existing contracts, and there can be no assurance that our BARDA contracts will not be terminated. Changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of antibacterial products such as Vabomere. If our BARDA contracts are terminated or suspended, or if there is any reduction or delay in funding under our BARDA contracts, we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate certain development activities related to Vabomere.

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

We have a pipeline of products in development, including inclisiran and certain early stage antibiotic candidates targeting multi-drug resistant bacteria. We cannot be assured that we will make our planned submissions when we anticipate, that the submissions will be accepted for filing, or that the applicable regulatory authorities will approve our applications on a timely basis or at all.

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

Vabomere. As a result of our acquisition of Rempex, we acquired a portfolio of patent applications covering the composition of matter of Vabomere and its formulation and use. The principal U.S. patent for Vabomere is set to expire in August 2031, including patent term extension. A corresponding patent application is pending in Europe and other foreign countries. In addition, we have a U.S. patent covering the use of Vabomere to treat bacterial infections that expires in August 2031, and we are currently prosecuting other patent applications relating to Vabomere’s composition of matter and its use in the United States and in certain foreign countries.

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

With respect to the portfolio of patents licensed from Alnylam, it is possible that one or more companies hold patent rights that could be asserted against us or patent rights to which we may need a license. If a court rules that we need such patent rights that have been asserted against us and/or we are not able to obtain a license on reasonable terms, we may be forced to pay excessive license fees or may be unable to market inclisiran, which in either case could have a material adverse effect on our business. For example, in October 2017 Silence served a claim in the High Court of Justice, Chancery Division, Patents Court in the United Kingdom, naming The Medicines Company UK Ltd., our wholly owned subsidiary, Alnylam and Alnylam UK Limited, as co-defendants. In Silence’s claim, it seeks a determination that it is entitled to SPCs based on its ‘847 patent, which Silence alleges covers inclisiran and certain of Alnylam’s product candidates. An SPC is an intellectual property right that could extend the life of the Silence patent in relation to a specified product for a period of up to five additional years bringing the expiration date up to 2028. We have until November 14, 2017 to submit substantive arguments contesting the jurisdiction or alternatively to submit substantive defenses to Silence’s claim. In addition, in October 2017 we filed a claim with respect to the ‘847 patent seeking a declaration of invalidity and a declaration of non-infringement by inclisiran of Silence’s patent and an order that such patent be revoked. Although we believe the ‘847 patent is invalid and not infringed by inclisiran and we will vigorously defend any claim brought against us by Silence, litigation is subject to inherent uncertainty.

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

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2015 to November 7, 2017, the last reported sale price of our common stock ranged from a high of $55.95 per share to a low of $24.32 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

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

THE MEDICINES COMPANY

Date:	November 9, 2017	By:	/s/ William B. O'Connor
William B. O'Connor
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Amendment No. 2 to the Supply and Distribution Agreement, dated July 1, 2017, by and between registrant and Sandoz Inc.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.