Form 10-K
period 2017-12-31
MEDICINES CO /DE
filed 2018-03-01
CIK 1113481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of voting Common Stock held by non-affiliates of the registrant on June 30, 2017 was approximately $2,417,163,772 based on the last reported sale price of the Common Stock on The NASDAQ Global Select Market on June 30, 2017 of $38.01 per share.
Number of shares of the registrant’s class of Common Stock outstanding as of February 26, 2018: 73,283,509
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2017. Portions of the proxy statement are incorporated herein by reference into the following parts of this Annual Report on Form 10-K:
Part III, Item 10. Directors, Executive Officers and Corporate Governance;
Part III, Item 11. Executive Compensation;
Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence; and
Part III, Item 14. Principal Accounting Fees and Services.

THE MEDICINES COMPANY
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2017

The Medicines Company® name and logo, Angiomax®, Angiox® and Ionsys® are either registered trademarks or trademarks of The Medicines Company in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this Annual Report on Form 10-K are the property of their respective owners. Except where otherwise indicated, or where the context may otherwise require, references to “Angiomax” in this Annual Report on Form 10-K mean Angiomax and Angiox, collectively. References to the Company, “we,” “us” or “our” mean The Medicines Company, a Delaware corporation, and its subsidiaries.
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

PART I
Item 1. Business.
Our Company

Overview

We are a biopharmaceutical company driven by an overriding purpose - to save lives, alleviate suffering and contribute to the economics of healthcare. Our goal is to create transformational solutions to address the most pressing healthcare needs facing patients, physicians and providers in cardiovascular care. We are focused on inclisiran, an investigational agent which is potentially a first-in-class lipid-lowering drug, to reduce LDL-cholesterol, or LDL-C, which is commonly referred to as “bad” cholesterol, in patients with atherosclerotic cardiovascular disease, or ASCVD, or cardiovascular risk-equivalents. We believe that inclisiran possesses favorable attributes that competitive products do not possess, would satisfy unmet medical needs and has the potential to improve the economics of healthcare. We have the right to develop, manufacture and commercialize inclisiran under our collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam. In addition, we market Angiomax® (bivalirudin) in the United States primarily through a supply and distribution agreement with Sandoz Inc., or Sandoz, under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax.

Business Strategy

On November 3, 2015, we announced that we were in the process of evaluating our operations with a goal of unlocking and maximizing stockholder value. In particular, we stated our intention was to explore strategies for optimizing our capital structure and liquidity position and to narrow our operational focus by strategically separating non-core businesses and products in order to generate non-dilutive cash and reduce associated cash burn and capital requirements.

As a result of our decision to narrow our operational focus, we have completed the following transactions:

•
On February 1, 2016, we completed the sale of our hemostasis portfolio, consisting of PreveLeak, Raplixa and Recothrom, to wholly owned subsidiaries of Mallinckrodt plc, or Mallinckrodt. At the completion of the sale, we received approximately $174.1 million in cash and may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak and Raplixa.

•
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

•
On January 5, 2018, we completed the sale of our infectious disease portfolio, consisting of the products Vabomere, Orbactiv and Minocin IV and line extensions thereof, and substantially all of the assets related thereto, other than certain pre-clinical assets, to Melinta Therapeutics, Inc., or Melinta. At the completion of the sale, we received approximately $166.4 million and 3,313,702 shares of Melinta common stock having a market value, based on Melinta's closing share price on January 5, 2018, of approximately $54.5 million. In addition, we are entitled to receive (i) a cash payment payable 12 months following the closing of the transaction equal to $25 million; (ii) a cash payment payable 18 months following the closing of the transaction equal to $25 million; and (iii) tiered royalty payments of 5% to 25% on worldwide net sales of (a) Vabomere and (b) Orbactiv and Minocin IV, collectively.

The transactions above are described in more detail in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Development Activity of this Annual Report on Form 10-K.

Consistent with our intentions announced in November 2015, in January 2017 we announced that we were seeking opportunities to partner or divest Ionsys (fentanyl iontophoretic transdermal system). Although we continue to seek a partnership or divestiture transaction for Ionsys, in June 2017 we commenced a voluntary discontinuation and withdrawal of Ionsys from the market and ceased related commercialization activities, with the regulatory authorizations for Ionsys remaining open. In addition, in August 2017, we announced that we are discontinuing the clinical development program for MDCO-700, an investigational anesthetic agent.

As a result of these transactions, we are now focused on the development of inclisiran as a transformative treatment for ASCVD.

Further, as a result of the rapid and significant evolution our business and the narrowing of our operational focus onto inclisiran, our board of directors determined to restructure the board, adding directors with relevant expertise and experience and reducing the board’s overall size from twelve to seven members, providing a more agile and efficient structure.  Accordingly, the board of directors has determined that the slate of directors to be nominated for election as directors at the 2018 annual meeting of shareholders will consist of:  Alexander J. Denner, Fredric N. Eshelman, Geno J. Germano, John C. Kelly, Clive A. Meanwell, Paris Panayiotopoulos, and Sarah J. Schlesinger.

Inclisiran

Overview
Inclisiran is a subcutaneously administered proprotein convertase subtilisin/kexin type 9, or PCSK9, synthesis inhibitor which works through RNA interference, or RNAi, and is being developed for the potential treatment of hypercholesterolemia. We obtained rights to this product candidate under a license and collaboration agreement that we entered into with Alnylam in February 2013 to develop, manufacture and commercialize RNAi therapeutics targeting the PCSK9 gene for the treatment of hypercholesterolemia and other human diseases. RNAi is a naturally occurring biological pathway within cells for selectively silencing and regulating the translation of specific mRNAs. PCSK9 is a protein involved in the regulation of low-density lipoprotein, or LDL, receptor levels on hepatocytes and the metabolism of LDL-C. Inclisiran is designed to inhibit the synthesis of PCSK9 and results in lower LDL-C levels.
PCSK9 and PCSK9 inhibition
PCSK9, a member of the serine protease family, plays a key role in controlling the levels of LDL receptors on the surface of hepatocytes. PCSK9 is expressed and secreted into the bloodstream predominantly by the liver, binds LDL receptors both intracellularly and extracellularly and promotes the lysosomal degradation of these receptors in hepatocytes, thereby increasing the circulating LDL-C levels. Loss of function mutations in PCSK9 have been found to lead to increased LDL receptors expression on hepatocytes, reduced serum LDL-C levels, and a lower risk for coronary heart disease, with no apparent negative health consequences.
Recently-developed and approved PCSK9-blocking monoclonal antibodies, Amgen’s Repatha® (evolocumab) and Sanofi’s Praluent® (alirocumab), reduce circulating PCSK9 levels and lower LDL-C levels. Preliminary reports and analyses of Amgen’s FOURIER trial with Repatha, the first large cardiovascular outcomes trial, indicated that treatment with such antibodies can lead to the reduction of cardiovascular events compared with placebo. Results from the FOURIER study were reported by Amgen in March 2017 in which Repatha significantly reduced the risk of cardiovascular events. The FOURIER study, which had approximately 27,000 subjects with clinically evident ASCVD, met its primary composite endpoint (cardiovascular death, nonfatal myocardial infarction, or MI, nonfatal stroke, hospitalization for unstable angina or coronary revascularization) and the key secondary composite endpoint (cardiovascular death, nonfatal MI or nonfatal stroke).
RNA interference
RNA interference, or RNAi, is a natural cellular process of gene silencing that represents one of the most promising and rapidly advancing frontiers in biology and drug development today. Its discovery was recognized with the award of the 2006 Nobel Prize for Physiology or Medicine. By harnessing the natural biological process of RNAi occurring in our cells, a major new class of medicines, known as RNAi therapeutics, is being developed. Small interfering RNA, or siRNA, the molecules that mediate RNAi and comprise Alnylam's RNAi therapeutic platform, and which yielded inclisiran, function upstream of today’s medicines by potently silencing messenger RNA, or mRNA - the genetic precursors - that encode for disease-causing proteins, thus preventing them from being made. This is a revolutionary approach with the potential to transform the care of patients with genetic and other diseases.
Clinical Development
Overview
Under our license and collaboration agreement with Alnylam, we and Alnylam initially collaborated on the development of inclisiran and ALN-PCS02, an intravenously administered earlier RNAi therapeutic. Alnylam was responsible for the development of these product candidates until Phase 1 was completed. We have assumed all other responsibility for the development and commercialization of all product candidates under our agreement with Alnylam. In October 2013, we and Alnylam selected a lead subcutaneously administered development candidate, now referred to as inclisiran, for development for the potential treatment of hypercholesterolemia. In December 2014, under the terms of our agreement with Alnylam, Alnylam initiated a Phase 1 clinical trial of inclisiran in the United Kingdom. Data from the Phase 1 trial was presented at the European Society of Cardiology meeting in August 2015 and at the American Heart Association meeting in November 2015, and was published in the New England Journal of Medicine.

In January 2016, we began enrolling patients in the ORION-1 Phase 2 dose finding trial. ORION-1 was conducted as a placebo-controlled, double-blind, randomized trial of single or multiple subcutaneous injections of inclisiran in a total of 501 patients with ASCVD or ASCVD-risk equivalents (e.g., diabetes and familial hypercholesterolemia), and elevated LDL-C despite maximum tolerated doses of LDL-C lowering therapies. The study compared the effect of different doses of inclisiran and evaluated the potential for an infrequent dosing regimen. The primary endpoint of the study was the percentage change in LDL-C from baseline at Day 180.
In March 2017, we reported positive final results from the ORION-1 Phase 2 study of inclisiran. Efficacy data presented reaffirmed inclisiran’s significant LDL-C lowering effects following a starting dose of 300 mg given on Day-1 and Day-90, after which the mean LDL-C showed reduction by an average of 52.6% and up to 81% at Day-180. For the subsequent six-month period - from Day-90 to Day-270 - the time-averaged LDL-C reduction was 51%. These robust data underscore the selection of a six-monthly maintenance dose of 300 mg in the inclisiran Phase 3 clinical program. With completion of one-year follow-up, safety data for inclisiran from the Phase 2 ORION-1 study includes 370 subject-years of observation, including at least 300 subject-years of inclisiran effects. No material safety issues were observed on inclisiran in ORION-1, which demonstrated an adverse event profile similar to placebo.
We developed a dose-pharmacodynamic, or dose-PD, model based on the ORION-1 data to perform modeling and simulation experiments to support the selection of the Phase 3 dose and dose regimen. The dose-PD modeling and simulation supported the clinical observations from ORION-1 that a 300 mg dose given subcutaneously on Day-1, Day-90 and then every six months thereafter is the optimal dose and dose regimen for further testing in Phase 3. This dose and dose regimen maintains a time-averaged LDL-C reduction of >50%. Our initial Phase 3 ORION program, described below, will test this dose and dose regimen in high risk patients with ASCVD, ASCVD risk equivalents and familial hypercholesterolemia, or FH. Further dose-PD modeling and simulation demonstrated that a 300 mg dose given once a year would result in a time-averaged LDL-C reduction of approximately 43-45%. We believe that this once a year dose regimen of 300 mg of inclisiran could be tested in patient populations at lower risk for cardiovascular events such as primary prevention of cardiovascular disease.
In January 2017, we initiated the ORION-2 and ORION-3 studies. ORION-2 examines the efficacy, safety and tolerability of inclisiran in patients with homozygous familial hypercholesterolemia, or HoFH. The ORION-3 study is an open label extension study with the objective to evaluate the efficacy, safety and tolerability of long-term dosing of inclisiran and will also measure the effects of treatment, including a comparison of the effects of inclisiran and evolocumab (trade named Repatha) on certain clinical and patient-reported endpoints, as well as the effects of switching from evolocumab to inclisiran.
Phase 3 Clinical Program - ORION 5, 9, 10 and 11 clinical trials.
In the fourth quarter of 2017, we initiated the Phase 3 LDL-C lowering program for inclisiran. The Phase 3 program is comprised of four pivotal clinical trials in patients with ASCVD, ASCVD risk equivalents and FH. We anticipate that data from the four trials will support the submission of an NDA in the United States and a marketing authorization application, or MAA, in the European Union at or around the end of 2019. In the ORION-9, ORION-10 and ORION-11 trials, patients will be studied for 18 months and the dose of inclisiran will be 300 mg given subcutaneously on Day-1, Day-90 and then every six months thereafter for a total of four doses of inclisiran during the 18-month study period. We expect patients in the ORION-5 trial to have a shorter comparative treatment window than the patients in the other ORION Phase 3 trials. The four Phase 3 clinical trials are further described below:

Study	Sites	Main inclusion criteria	Patients
ORION-5	US, EU, South Africa (SA)	Homozygous familial hypercholesterolemia, or HoFH	45
ORION-9	US, EU, SA	Heterozygous familial hypercholesterolemia, or HeFH	400
ORION-10	US	ASCVD	1,500
ORION-11	EU, SA	ASCVD and risk equivalent patients	1,500
			3,445

ORION-5 is planned to be a two-part (double-blind, placebo-controlled/open label) multicenter study to evaluate safety, tolerability, and efficacy of inclisiran in approximately 45 subjects with HoFH. We expect to commence the ORION-5 trial in 2018 following FDA review of the protocol. On January 23, 2018, the FDA granted orphan drug designation for inclisiran for the treatment of HoFH.

ORION-9 is a placebo-controlled, double-blind, randomized study of inclisiran versus placebo (1:1) in approximately 400 patients with HeFH. The primary endpoint of ORION-9 study is LDL-C reduction from baseline at Day-510. The ORION-9 trial commenced in November 2017. In February 2018, we announced that this trial had exceeded its target enrollment of 400 patients.
ORION-10 is a placebo-controlled, double-blind, randomized study of inclisiran versus placebo (1:1) in approximately 1,500 patients with ASCVD and elevated LDL-C levels above 70 mg/dL despite maximum tolerated doses of LDL-C lowering therapies including statins. The primary endpoint of ORION-10 study is LDL-C reduction from baseline at Day-510. The ORION-10 trial commenced in November 2017 and we expect to complete enrollment during the first half of 2018.
ORION-11 is a placebo-controlled, double-blind, randomized study of inclisiran versus placebo (1:1) in approximately 1,500 patients with ASCVD or ASCVD-risk equivalents and elevated LDL-C levels above 70 mg/dL or 100 mg/dL, respectively, despite maximum tolerated doses of LDL-C lowering therapies including statins. The primary endpoint of the study is LDL-C reduction from baseline at Day-510. The ORION-11 trial commenced in November 2017. In January 2018, we announced that this trial had exceeded its target enrollment of 1,500 patients.
Cardiovascular Outcomes Trial - ORION-4
We also expect to perform a cardiovascular outcomes trial in approximately 15,000 patients with ASCVD on a background of standard of care lipid-lowering therapy (usually high intensity statins), to determine the effects inclisiran on cardiovascular outcomes. We expect to initiate enrollment in the trial in 2018. The overall design of the ORION-4 outcomes trial has been agreed to with the FDA and EMA. The ORION-4 study will be conducted in close collaboration with the academic groups, Clinical Trial Service Unit and Epidemiological Studies Unit of the University of Oxford and Thrombolysis In Myocardial Infarction (TIMI) Study Group of the Brigham and Women’s Hospital, Boston, Massachusetts, as well as other scientific experts. The protocol is currently under review by the FDA. The primary efficacy endpoint of the trial will be a composite endpoint of coronary heart disease death, non-fatal myocardial infarction, fatal or non-fatal ischemic stroke and urgent coronary revascularization. These endpoints have been demonstrated to be modifiable in previous, similar outcomes trials with lipid modifying therapies. The duration of the outcomes trial will be long enough, with a median of four to five years follow-up, to accumulate a sufficient number of events to provide overwhelming statistical power to ascertain treatment group differences and maximize the clinical effect size associated with LDL-C lowering. We anticipate that, if inclisiran is approved for sale and the outcomes trial is successful, we will submit the results of the outcomes trial to the FDA as a supplemental New Drug Application, or sNDA, and as a variation to the MAA with the European Medicines Agency, or EMA.
Medical Need
Despite advances in treatment, cardiovascular disease is the leading cause of death worldwide, resulting in over 17 million deaths annually. Eighty percent of all cardiovascular disease deaths are due to coronary heart disease or strokes. Elevated LDL-C is a major risk factor for the development of cardiovascular disease and has recently been described as causative. Lowering LDL-C has been shown to reduce the risk of cardiovascular death or heart attack, and within the range of effects achieved so far, the clinical risk reduction is linearly-proportional to absolute LDL-C reduction.
Approximately 100 million people worldwide are treated with lipid lowering therapies, predominantly statins, to reduce LDL-C and the associated risk of death, nonfatal MI and nonfatal stroke or associated events. There is an unmet need for additional treatment options beyond currently-available treatments for lowering of the LDL-C level to reduce cardiovascular risk, as residual risk for cardiovascular events remains and statins are associated with well-known limitations. First, not all subjects reach LDL-C levels associated with optimal protection against clinical events. This is particularly true in patients with pre-existing coronary heart disease and/or diabetes or a history of FH, who are at the highest risk and require the most intensive management Second, not all subjects tolerate statins or are able to take statins at sufficiently-intensive doses. Third, observational studies have demonstrated that >50% of patients do not adhere to statin therapy for more than six months.
We believe that new effective treatments to significantly lower LDL-C are needed. Clinical studies performed with inclisiran, as well as clinical studies performed with monoclonal antibodies to PCSK9, with or without statins, have demonstrated that therapies that act on PCSK9 lower LDL-C by as much as 50%, and therefore have the potential to meet this unmet need for additional significant LDL-C reduction. In addition, we believe that the ease of dosing of inclisiran - small volume, subcutaneous injections twice a year, most likely given by healthcare professionals - may improve patient adherence to lipid therapy, which has been a significant problem with all other approaches.
Approved Products
Angiomax
Angiomax is an intravenous direct thrombin inhibitor that is a peptide compound. We licensed Angiomax from Biogen Idec, Inc., or Biogen Idec, in 1997 and have exclusive license rights to develop, market and sell Angiomax worldwide. Angiomax is approved in the United States for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing PTCA and for patients undergoing percutaneous coronary intervention, or PCI, with provisional use of glycoprotein IIb/IIIa receptor inhibitors, or GP IIb/IIIa inhibitors, including patients with or at risk of heparin-induced thromboticytopenia, or HIT, or heparain-induced thrombotic thrombocytopenia syndrome, or HITTS.

We sell Angiomax in the United States under our name as a branded Angiomax product, and, on July 2, 2015, entered into a supply and distribution agreement with Sandoz under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). We entered into the supply and distribution agreement as a result of the July 2, 2015 U.S. Court of Appeals for the Federal Circuit, or Federal Circuit Court, ruling against us in our patent infringement litigation with Hospira, Inc., or Hospira, with respect to U.S. Patent No. 7,582,727, or the ‘727 patent, and U.S. Patent No. 7,598,343, or the ‘343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. In addition to Hospira, other generic firms have entered the market. Mylan Pharmaceuticals, Inc., or Mylan, commenced marketing its generic bivalirudin product following a decision by the Federal Circuit Court in Mylan’s appeal that reversed an earlier district court decision that found that Mylan’s abbreviated new drug application, or ANDA, product infringed all of the asserted claims of the ‘727 patent. APP Pharmaceuticals LLC, or APP, through its affiliated company, Fresenius Kabi, commenced selling its generic version of Angiomax under provisions of a settlement agreement triggered by the Federal Circuit Court’s July 2, 2015 decision in the Hospira matter. Apotex Inc. and Dr. Reddy’s Laboratories have each also commenced commercialization of generic bivalirudin products upon receiving final approval if their respective ANDA filings by the FDA even though we remain in active litigation against Apotex and only recently settled with Dr. Reddy’s Laboratories. In addition, in January 2018 Baxter International Inc., or Baxter, announced that the FDA approved Baxter’s ready-to-use formulation of bivalirudin for use as an anticoagulant in patients undergoing PCI.

A number of companies in addition to Hospira, Mylan, APP, Apotex Inc. and Dr. Reddy’s Laboratories have filed ANDAs for their generic versions of Angiomax. In addition to the generic versions and the ready-to-use version of bivalirudin currently being sold, Angiomax could be subject to further generic competition in the United States from Teva Pharmaceuticals USA, Inc. and its affiliates, or Teva, and other generic ANDA filers that we have settled with, under the circumstances set forth in our respective settlement agreements with such parties and upon a final approval of each company's ANDA filings by the FDA. Pliva Hrvatska DOO, an affiliate of Teva, currently has tentative approval for its ANDA filing for its generic version of Angiomax. Other ANDA filers may commercialize their products ‘at risk’ if they receive final approval of their respective ANDA filings and are not subject to a Hatch-Waxman 30-month stay. Further, we remain in infringement litigation involving the ‘727 patent and ‘343 patent with the other ANDA filers. See Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K for descriptions of our litigation with ANDA filers and related settlements. There can be no assurance as to the outcome of our infringement litigation. We may continue to incur further legal expenses related to these matters.

Angiomax is approved in the European Union for use as an anticoagulant in adult patients undergoing PCI, including patients with ST elevation myocardial infarction, or STEMI, undergoing primary PCI. The approval for acute coronary syndrome in Europe also includes treatment of adult patients with unstable angina or non-STEMI planned for urgent or early intervention, when used with aspirin and clopidogrel. In Europe, the principal patent covering Angiomax expired in August 2015 and as a result, we do not have market exclusivity for Angiomax in Europe. In addition, Angiomax is also approved for use in Australia, Canada, New Zealand, Russia, India and a number of countries in Central America, South America and the Middle East for PCI indications similar to those approved by the FDA or EMA. In addition, Angiomax is approved in Canada for the treatment of patients with HIT/HITTS undergoing cardiac surgery. We are in the process of voluntarily discontinuing and withdrawing Angiomax from the market outside of North America and have ceased related commercialization activities.

In 2017, our total net revenues related to branded Angiomax and authorized generic Angiomax (bivalirudin) were approximately $44.6 million. Net product revenues related to sales of Angiomax in 2017 totaled approximately $18.8 million, including approximately $11.2 million of net product sales in the United States. Royalty revenues in 2017 related to the authorized generic sale of Angiomax (bivalirudin) by Sandoz totaled approximately $25.8 million.
Ionsys
Ionsys (fentanyl iontophoretic transdermal system) is a compact, needle-free patient-controlled system for the short term management of acute postoperative pain for adults requiring opioid analgesia in the hospital. In April 2015, we received FDA approval of our sNDA for Ionsys, and in November 2015, the European Commission granted marketing authorization for Ionsys in the European Union. In June 2017, we commenced a voluntary discontinuation and withdrawal of Ionsys from the market and ceased related commercialization activities, with the regulatory authorizations for Ionsys remaining open as we continue to explore opportunities to partner or divest Ionsys.

In 2017, our net product sales of Ionsys totaled approximately $0.1 million.

Research and Development Infectious Disease Portfolio

We maintain a small infectious disease research unit in San Diego focused on the discovery of novel antibiotics. Our research programs include next-generation beta-lactamase inhibitors, or BLIs, as well as other innovative classes to treat resistant gram-negative infections. Our BLI research program focuses on identifying compounds with improved attributes such as broadened coverage of resistance mechanisms and oral bioavailability. Our programs are at the pre-clinical stage of development and are supported in part through our government contracts and partnerships including the Biomedical Advanced Research and Development Authority, or BARDA, of the U.S. Department of Health and Human Services, or HHS. This agreement, which we refer to as the BARDA OTA agreement, was established under HHS’s Other Transaction Authority, known as OTA.
Sales and Distribution
On July 2, 2015, we entered into a supply and distribution agreement with Sandoz, which we amended in July 2017, under which we granted Sandoz the exclusive right to sell bivalirudin (250 mg/ml) in the United States under our approved NDA for Angiomax but labeled and sold under the Sandoz name. We refer to this product herein as authorized generic Angiomax (bivalirudin). Under the agreement, we agreed to supply Sandoz and Sandoz agreed to purchase exclusively from us authorized generic Angiomax (bivalirudin). Sandoz has agreed to use commercially reasonable efforts to market, distribute and sell authorized generic Angiomax (bivalirudin) in the United States during the term of the agreement. Sandoz has agreed to pay us a set price per vial and Sandoz will pay us on a quarterly basis a high double digit percentage of its net profits (net sales less our cost of goods and certain agreed expenses of Sandoz) on sales of authorized generic Angiomax (bivalirudin). The term of the agreement will continue until July 2, 2020 and will automatically renew for successive one-year periods thereafter unless either party provides notice of non-renewal at least six months prior to the end of the applicable term. Either party may terminate the agreement at any time if the other party is in material breach of the agreement and does not cure such breach within 60 days, the other party undergoes bankruptcy events, the other party is unable to perform its obligations under the agreement for more than 120 consecutive days due to a force majeure event, compliance with the agreement would violate law or net profits related to sales of the authorized generic Angiomax in any month fall below a low double digit percentage of net sales of the authorized generic Angiomax in such month. We may also terminate the agreement at any time that no other pharmaceutical product containing bivalirudin in a lyophilized form as its sole active ingredient is being sold in the United States.
We distribute our branded Angiomax product through a sole source distribution model with Integrated Commercialization Solutions, or ICS. Under this model, we currently sell our branded Angiomax product to our sole source distributor, ICS. ICS then sells branded Angiomax to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals.
Our agreement with ICS, which we initially entered into in February 2007 and have subsequently amended from time to time, provides that ICS will be our exclusive distributor of our branded Angiomax product. Under the terms of this fee-for-service agreement, ICS places orders with us for sufficient quantities of branded Angiomax to maintain an appropriate level of inventory based on our wholesalers’ historical purchase volumes. ICS assumes all credit and inventory risks, is subject to our standard return policy and has sole responsibility for determining the prices at which it sells branded Angiomax, subject to specified limitations in the agreement. The agreement terminates on February 28, 2019 and will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days prior written notice to the other party. In addition, either party may terminate the agreement upon an uncured default of a material obligation by the other party and other specified conditions. ICS’s payment terms under our distribution agreement with them are 45 days, which can be further extended to 49 days if ICS pays by wire transfer.
We also market and sell Angiomax outside the United States, principally through distributor relationships. These distributors include Sandoz Canada Inc., which distributes Angiomax in Canada, and affiliates of Grupo Ferrer Internacional who distribute Angiox in Cyprus, Greece, Portugal and Spain and in a number of countries in Central America and South America. We also have agreements with other third parties for other countries outside of the United States. We are in the process of voluntarily discontinuing and withdrawing Angiomax from the market outside of North America and ceasing related commercialization activities, including terminating our agreements with our distributors. We have also entered into a strategic collaboration with SciClone Pharmaceuticals, or SciClone, under which we granted SciClone a license and the exclusive rights to promote, market and sell Angiomax in China.
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
Inclisiran
Under our agreement with Alnylam, Alnylam supplied the quantity of finished product required for the conduct of the first Phase 1 clinical trial and the first Phase 2 clinical trial of inclisiran. Alnylam bore the costs of these activities, subject to certain agreed-upon caps. We have the sole right and responsibility to manufacture and supply licensed product for further development and commercialization under our development plan. We and Alnylam entered into a development supply agreement under which Alnylam agreed to transfer the manufacturing technology for the product to us or our third-party manufacturers. We have entered into agreements with two contract manufacturing organizations for the manufacture of clinical supplies of drug substance, and another manufacturing organization for the supply of drug product for use in clinical and non-clinical studies. Subsequent to the completion of Phase 2 all clinical and non-clinical materials have been directly sourced from suppliers by us.
Bulk Drug Substance. On October 27, 2016, we entered into a services and supply agreement with Agilent Technologies, or Agilent, to supply inclisiran sodium manufactured by a chemical solid phase oligonucleotide based process. Agilent has supplied a number of batches using this process that have been used in drug product manufacture for clinical studies. Further on December 9, 2015, we entered into a services and supply agreement, as amended on July 27, 2016, with Nitto Denko Avecia for the technical transfer and manufacture of inclisiran sodium. We have an agreement with Alnylam for the supply of GalNAc-resin, a key starting material through process validation. Additionally, we and Alnylam are transferring technology and relationships for the manufacturer of GalNAc-resin and associated components to third parties jointly selected by us and Alnylam for the manufacture of commercial supplies of GalNAc-succinate and GalNAc-resin.
Drug Product. On June 3, 2016, we entered into a master service agreement with Alcami Corporation to develop processes and methods for the manufacture of inclisiran drug product. Under the agreement, Alcami has manufactured all of the inclisiran sodium vials and placebo vials used to date in clinical and non-clinical studies.
Additionally, on September 25, 2017, we entered into a technology transfer and manufacturing service agreement with Corden Pharma for the development and manufacture of pre-filled syringes of inclisiran sodium and placebo for use in clinical studies. To date pre-filled syringes have not been used in clinical studies.
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
In addition, our competitors may develop, market or license products or other novel technologies that are more effective, safer or less costly than any that have been or are being developed by us, or may obtain marketing approval for their products from the FDA or equivalent foreign regulatory bodies more rapidly than we may obtain approval for ours. We compete, in the case of our Angiomax, and expect to compete, in the cases of inclisiran, on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed.

Inclisiran

The market targeting hypercholesterolemia is highly competitive. First line therapy consisting of HMG-CoA reductase inhibitors, commonly known as statins, which block production of cholesterol by the liver and increase clearance of LDL-C from the bloodstream, are widely prescribed and subject to generic competition. If approved, we expect inclisiran to compete with the two currently approved and marketed anti-PCSK9 antibodies, Amgen’s Repatha and Sanofi’s Praluent, which are indicated for the treatment of hypercholesterolemia in the United States and Europe. In addition, we believe other PCSK9-targeted approaches are in development at a number of companies. Oral products that lower LDL-C, if approved, including Bempedoic Acid (ETC-1002), which is being developed by Esperion Therapeutics Inc., and gemcabene, which is being developed by Gemphire Therapeutics Inc. and antisense oligonucleotide-based therapies in development may also be competitive with inclisiran, if approved.
Angiomax

Angiomax has been subject to generic competition since 2015. Hospira, Mylan, APP, Apotex Inc. and Dr. Reddy’s Laboratories are currently selling generic versions of Angiomax. In addition, a number of companies in addition to Hospira, Mylan, APP, Apotex Inc. and Dr. Reddy’s Laboratories have filed ANDAs for their generic versions of Angiomax. In addition to the generic versions and the ready-to-use version of bivalirudin currently being sold, Angiomax could be subject to further generic competition in the United States from Teva and other generic ANDA filers that we have settled with under the circumstances set forth in our respective settlement agreements with such parties and upon a final approval of each company's ANDA filings by the FDA. Pliva Hrvatska DOO, an affiliate of Teva, currently has tentative approval for its ANDA filing for its generic version of Angiomax. Other ANDA filers may commercialize their products ‘at risk’ if they receive final approval of their respective ANDA filings and are not subject to a Hatch-Waxman 30-month stay. Further, we remain in infringement litigation involving the ‘727 patent and ‘343 patent with the other ANDA filers. See Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K for descriptions of our litigation with ANDA filers and related settlements. There can be no assurance as to the outcome of our infringement litigation. We may continue to incur further legal expenses related to these matters. In addition, in January 2018 Baxter announced that the FDA approved Baxter’s ready-to-use formulation of bivalirudin.

In addition to generic versions and the ready-to-use version of Angiomax, Angiomax competes with heparin and treatment regimens combining heparin and GP IIb/IIIa inhibitors. Heparin is widely used in patients with ischemic heart disease, including PCI procedures. Heparin is manufactured and distributed by a number of companies as a generic product and is sold at a price that is significantly less than the price for Angiomax. Although their use may have decreased in recent years, GP IIb/IIIa inhibitors are widely used and some physicians believe they offer superior efficacy in high risk patients as compared to Angiomax.

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
In the second half of 2009, the PTO issued to us the ‘727 patent and the ‘343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The ‘727 patent and the ‘343 patent are set to expire in July 2029, which includes pediatric exclusivity. In response to Paragraph IV Certification Notice letters we received with respect to ANDAs filed by a number of parties with the FDA seeking approval to market generic versions of Angiomax, we have filed lawsuits against the ANDA filers alleging patent infringement of the ‘727 patent and ‘343 patent. We have settled our patent infringement litigations with Teva, APP, Sun, Dr. Reddy’s, Aurobindo Pharma Limited, Sagent Pharmaceuticals Inc. and Accord Healthcare Inc., but remain in infringement litigation involving the ‘727 patent and ‘343 patent with the other ANDA filers. Our patent infringement litigation involving the ‘727 patent and ‘343 patent and related settlements are described in more detail in Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K.

In Europe, the principal patent covering Angiomax expired in August 2015. This patent covered the composition of matter of Angiomax. As a result, we do not have market exclusivity for Angiomax in Europe. We are in the process of voluntarily discontinuing and withdrawing Angiomax from the market outside of North America and ceasing related commercial activities.

Ionsys. As a result of our acquisition of Incline Therapeutics, Inc., or Incline, in 2013, we acquired a portfolio of patents and patent applications covering the Ionsys device and its uses.  Some of these patents and patent applications were exclusively licensed from ALZA.  The expiration dates of patents covering the Ionsys device and its use range from January 2019 to February 2033 in the United States. In Europe, the expiration dates of patents covering the Ionsys device and its use range from October 2019 to March 2033. We are also currently prosecuting patent applications relating to Ionsys in the United States and in certain foreign countries. In June 2017, we commenced a voluntary discontinuation and withdrawal of Ionsys from the market and ceased related commercialization activities, with the regulatory authorizations for Ionsys remaining open as we continue to explore opportunities to partner or divest Ionsys.

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
The development of hypercholesterolemia products and RNAi therapeutics are intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in these fields. Some of these patent applications could be competitive with applications we have acquired or licensed, or could conflict in certain respects with claims made under our applications. Such conflict could result in a significant reduction of the coverage of the patents we have acquired or licensed, which would have a material adverse effect on our business, financial condition and results of operations. In addition, if patents are issued to other companies that contain competitive or conflicting claims with claims of our patents and such claims are ultimately determined to be valid, we may not be able to obtain licenses to these patents at a reasonable cost, or develop or obtain alternative technology.
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
We have a number of trademarks that we consider important to our business. The Medicines Company® name and logo, and Angiomax®, Angiox® and Ionsys® names and logos are either our registered trademarks or our trademarks in the United States and other countries. We have also registered some of these marks in a number of foreign countries. Although we have a foreign trademark registration program for selected marks, we may not be able to register or use such marks in each foreign country in which we seek registration. We believe that our products are identified by our trademarks and, thus, our trademarks are of significant value. Each registered trademark has a duration of 10 to 15 years, depending on the date it was registered and the country in which it is registered, and is subject to an infinite number of renewals for a like period upon continued use and appropriate application. We intend to continue the use of our trademarks and to renew our registered trademarks based upon each trademark’s continued value to us.
License Agreements
A summary of our licenses for our products and products in development is set forth below.
Alnylam License Agreement. In February 2013, we entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize therapeutic products targeting the human PCSK9 gene based on certain of Alnylam’s RNAi technology. Under the terms of the agreement, we obtained the exclusive, worldwide right under Alnylam’s technology to develop, manufacture and commercialize PCSK9 products for the treatment, palliation and/or prevention of all human diseases. We paid Alnylam $25.0 million in an initial license payment and agreed to pay up to $180.0 million in success-based development and commercialization milestones. In December 2014, we paid a development milestone payment of $10.0 million based upon the initiation of a Phase 1 clinical trial for inclisiran and in January 2018 we paid a development milestone payment of $20 million in connection with the first dosing of a subject in a pivotal study for inclisiran. In addition, Alnylam will be eligible to receive scaled double-digit royalties based on annual worldwide net sales of PCSK9 products by us or our affiliates and sublicensees. Royalties to Alnylam are payable on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, or the twelfth anniversary of the first commercial sale of the product in such country. The royalties are subject to reduction in specified circumstances. We are also responsible for paying royalties, and in some cases milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products.

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
Angiomax.  In March 1997, we entered into an agreement with Biogen, Inc., a predecessor of Biogen Idec, for the license of the anticoagulant pharmaceutical bivalirudin, which we have developed and market as Angiomax. Under the terms of the agreement, we acquired exclusive worldwide rights to the technology, patents, trademarks, inventories and know-how related to Angiomax. In exchange for the license, we paid $2.0 million on the closing date and are obligated to pay up to an additional $8.0 million upon the first commercial sales of Angiomax for the treatment of AMI in the United States and Europe. In addition, we are obligated to pay royalties on sales of Angiomax and on any sublicense royalties on a country-by-country basis earned until the later of the date 12 years after the date of the first commercial sales of the product in a country and the date on which the product or its manufacture, use or sale is no longer covered by a valid claim of the licensed patent rights in such country. The royalty rate due to Biogen Idec on sales increases as annual sales of Angiomax increase. Under the agreement, we are obligated to use commercially reasonable efforts to develop and commercialize Angiomax in specified European markets, including for PTCA and AMI indications. The license and rights under the agreement remain in force until our obligation to pay royalties ceases. As of December 15, 2014, we no longer owe royalties to Biogen Idec or HRI relating to sales of Angiomax in the United States. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured within 90 days’ after written notice. In addition, we may terminate the agreement for any reason upon 90 days’ prior written notice. We are currently in a dispute with Biogen regarding Angiomax royalties under our license agreement; see Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K for additional details. During 2017, we incurred approximately $0.6 million in royalties related to Angiomax sales outside the United States under our agreement with Biogen Idec.
In March 1997, in connection with entering into the Biogen Idec license, Biogen Idec assigned to us a license agreement with HRI under which Biogen Idec had licensed HRI’s right to a specified patent application held jointly with Biogen Idec which resulted in a series of U.S. patents including the ‘404 patent. Under the terms of the agreement, we have exclusive worldwide rights to HRI’s rights to the licensed patent application and patents arising from the licensed patent application, other than rights for noncommercial research and educational purposes, which HRI retained. We are obligated to pay royalties on sales of Angiomax and on any sublicense income we earn. The royalty rate due to HRI on sales increases as annual sales of Angiomax increase. Under the agreement, we are obligated to use commercially reasonable efforts to research and develop, obtain regulatory approval and commercialize Angiomax. The license and rights under the agreement remain in force until the expiration of the last remaining patent granted under the licensed patent application. HRI may terminate the agreement for a material breach by us, if the material breach is not cured within 90 days after written notice or, in the event of bankruptcy, liquidation or insolvency, immediately on written notice. In addition, we may terminate the agreement for any reason upon 90 days’ prior written notice upon payment of a termination fee equal to the minimum royalty fee payable under the license agreement. As of December 15, 2014, we no longer owe royalties to HRI relating to sales of Angiomax in the United States. During 2017, we incurred approximately $0.2 million in royalties related to Angiomax sales outside the United States under the agreement with HRI.
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
Although we continue to seek a partnership or divestiture transaction for Ionsys, in June 2017, we commenced a voluntary discontinuation and withdrawal of Ionsys from the market and ceased related commercialization activities, with the regulatory authorizations for Ionsys remaining open.
Customers
In the United States, we currently sell branded Angiomax, and we sold Minocin IV and Orbactiv until our divesture of the products to Melinta in January 2018, to our sole source distributor, ICS. ICS accounted for 5%, 48% and 87% of our net product revenue for 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, amounts due from ICS represented approximately $2.9 million and $2.2 million, or 27% and 11%, of gross accounts receivable, respectively. We also have a supply and distribution arrangement with Sandoz under which Sandoz sells authorized generic Angiomax (bivalirudin) in the United States. We generate total net revenue under the sales and distribution arrangement with Sandoz by making products sales to Sandoz (which is recorded in net product revenues) and receiving royalty payments from Sandoz in respect of Sandoz’s sales of authorized generic Angiomax (bivalirudin) (which is recorded in royalty revenues). Product sales to Sandoz accounted for 55% and 23% of our net product revenues for 2017 and 2016, respectively. At December 31, 2017 and 2016, amounts due from Sandoz related to product sales were approximately $0.9 million or 8% and $5.6 million or 27%, respectively, of gross accounts receivable. At December 31, 2017 and 2016, amounts due from Sandoz related to royalty revenues represented approximately $4.2 million or 40% and $9.1 million or 43%, respectively, of gross accounts receivable.
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
Pre-Clinical Tests
Pre-clinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. The results of the pre-clinical tests, together with manufacturing information, analytical data, clinical study protocol(s), and other information, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA puts the trial on clinical hold because of concerns or questions about issues such as the design of the clinical trial(s) or the safety of the drug for administration to humans. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Submission of an IND does not necessarily result in the FDA allowing clinical trials to commence. In addition, the FDA may impose a clinical hold at any time which includes during an ongoing clinical trial if, for example, safety concerns arise, in which case the trial cannot recommence without the FDA’s authorization. A clinical hold can result in a substantial delay and expense.
Clinical Trials
Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring subject safety, and the effectiveness criteria, or endpoints, to be evaluated. Each protocol intended to study investigational new drugs in the United States must be submitted to the FDA as part of the IND, and the FDA may or may not allow that trial to proceed. Each trial also must be reviewed and approved by an independent Institutional Review Board, or IRB, at each proposed study site before it can begin.
Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined.

•
Phase 1 usually involves the initial introduction of the investigational drug into people to evaluate its safety, dosage tolerance, pharmacokinetics, and, if possible, to gain an early indication of its effectiveness.

•
Phase 2 usually involves trials in a limited patient population to: evaluate dosage tolerance and appropriate dosage; identify possible adverse effects and safety risks; and evaluate preliminarily the efficacy of the drug for specific indications.

•
Phase 3 trials usually involve administration of the drug to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to evaluate safety, and statistically evaluate the efficacy of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

We cannot guarantee that Phase 3 testing of inclisiran will be completed successfully within any specified period of time, if at all. Furthermore, we, the IRB, or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.
Sponsors are required to publicly disseminate information about ongoing and completed clinical trials on a government website administered by the National Institutes of Health, or NIH, and are subject to civil money penalties and other civil and criminal sanctions for failing to meet these obligations.
Marketing Approval
Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. The submission of an NDA or BLA typically requires the payment of a significant user fee to FDA. The FDA conducts a preliminary review of all NDAs or BLAs within the first 60 days after submission before accepting them for filing to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA or BLA for filing. If the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Before approving an application, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the product unless cGMP compliance is satisfactory. The FDA also often inspects one or more sites at which the pivotal clinical trial or trials were conducted to ensure the integrity of the data and compliance with Good Clinical Practice, or GCP, requirements. If the FDA determines the application, data or manufacturing facilities are not acceptable, the FDA may outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If the FDA evaluation of the NDA and the various inspections are favorable, the FDA may issue an approval letter, which authorizes commercial marketing of the drug with specific prescribing information for a specific indication. As a condition of approval of an application, the FDA may request or require post-market testing and surveillance to monitor the drug’s safety or efficacy. The FDA also may impose requirements designed to ensure the safety of the drug up to and including distribution and use restrictions under a Risk Evaluation and Mitigation Strategy, or REMS. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims, are subject to further FDA review and approval before the changes can be implemented. The testing and approval process requires substantial time, effort and financial resources, and we cannot be sure that any approval will be granted on a timely basis, if at all. Product approvals may be further limited or withdrawn if compliance with regulatory standards is not maintained or safety or other problems are identified following initial marketing.
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

Abbreviated New Drug Applications and Section 505(b)(2) New Drug Applications
Once an NDA is approved, the product covered thereby becomes a listed drug that can, in turn, be relied upon by potential competitors in support of approval of an ANDA or 505(b)(2) application. The FDA may approve an ANDA if the product is the same in important respects as the listed drug or if the FDA has declared it suitable for an ANDA submission. In these situations, applicants must submit studies showing that the product is bioequivalent to the listed drug, meaning that the rate and extent of absorption of the drug does not show a significant difference from the rate and extent of absorption of the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Conducting bioequivalence studies is generally less time-consuming and costly than conducting pre-clinical and clinical trials necessary to support an NDA or BLA. Drugs approved via ANDAs on the basis that they are the “same” as a listed drug are commonly referred to as “generic equivalents” to the listed drug, and can often be and are substituted by pharmacists under prescriptions written for the original listed drug. A number of ANDAs have been filed and approved with respect to Angiomax. The regulations governing marketing exclusivity and patent protection are complex, and until the outcomes of our effort to extend the patent term and our patent infringement litigation, we may not know the disposition of such ANDA submissions.

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
U.S. Healthcare Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which was amended by the Health Care and Education Reconciliation Act of 2010. The PPACA, as amended, contains numerous provisions that impact the pharmaceutical and healthcare industries and it empowers the HHS to implement a number of related healthcare reform measures that are likely to have a broad impact on the pharmaceutical and healthcare industry. We are continually evaluating the impact of the PPACA and other healthcare reform-related programs and regulations on our business, including potential PPACA repeal and replacement. As of the date of this Annual Report on Form 10-K, we have not identified any provisions that currently materially impact our business and results of operations. However, the potential impact of the PPACA and other healthcare reform measures on our business and results of operations is inherently difficult to predict because many of the details regarding the implementation of this legislation have not been determined. In addition, the impact on our business and results of operations may change as and if our business evolves. On December 22, 2017, Congress passed and President Trump signed bill entitled “To provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018,” which, among other things, repealed the PPACA individual mandate. President Trump and HHS Secretary Azar have announced support for regulatory provisions that would limit PPACA and number of healthcare reform programs initiated under the Obama administration. It remains unclear whether replacement programs will include similar limitations affecting reimbursement, although scrutiny over drug pricing and government costs is expected to continue. Similarly, efforts in Congress to reform Medicare and Medicaid may impact the pharmaceutical and healthcare industries.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. Sales of inclisiran, if approved, will depend, in part, on the extent to which the costs of the product will be covered by third-party payers, including government health programs such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payer will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payer will pay for the drug product once coverage is approved. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the approved drugs for a particular indication.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payers are increasingly challenging the prices charged for medical products and services and examining the medical necessity and economic benefit of medical products and services, in addition to their safety and efficacy. If these third-party payers do not consider inclisiran to be economically beneficial compared to other available therapies, they may not cover it after approval as a benefit under their plans. Third-party payers may provide coverage, but place stringent limitations on such coverage, such as requiring alternative treatments to be tried first. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.

Pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of inclisiran to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for inclisiran.

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
Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application, or CTA, must be submitted to each country’s national health authority and an independent ethics committee for each clinical trial, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, the clinical trial may proceed in that country.
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
Drugs can be authorized in the European Union by using either the centralised authorisation procedure or national authorization procedures.
Centralised EMA Procedure.  The EMA, formerly the EMEA, implemented the centralised procedure for the approval of human medicines to facilitate marketing authorisations that are valid throughout the European Union. This procedure results in a single marketing authorisation issued by the EMA that is valid across the European Union, as well as Iceland, Liechtenstein and Norway. The centralised procedure is compulsory for human medicines that are derived from biotechnology processes, contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, and officially designated orphan medicines.

For drugs that do not fall within these categories, an applicant has the option of submitting an application for a centralised marketing authorisation to the EMA, as long as the drug concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.
National Procedures.  There are also three other possible routes to authorize medicinal products outside the scope of the centralised procedure and the EMA:

•
National procedures. A medicine is authorised in one European Union member state in accordance with the national procedures of that country. If a marketing authorisation holder wishes to apply subsequently for additional marketing authorisations in other member states for that product, the mutual recognition procedure must be used.

•
Decentralised procedure.  Using the decentralised procedure, an applicant may apply for simultaneous authorization in more than one European Union country of medicinal products that have not yet been authorized in any European Union country and that do not fall within the mandatory scope of the centralised procedure.

•
Mutual recognition procedure.  In the mutual recognition procedure, a medicine is first authorized in one European Union member state, in accordance with the national procedures of that country, as described above. Following this, further marketing authorizations can be sought from other European Union countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

Research and Development
Our research and development expenses, excluding discontinued operations, totaled $138.4 million in 2017, $92.1 million in 2016 and $90.4 million in 2015.
Employees
As of February 28, 2018 we employed approximately 170 persons worldwide. We believe that our success depends greatly on our ability to identify, attract and retain capable employees. We have assembled a management team with significant experience in drug development and commercialization. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

Workforce Restructuring

In 2017 and 2018, we conducted a series of workforce reductions, as described below. Our intention is to reduce our personnel to less than 60 employees as we announced in October 2017. Upon signing release agreements, affected employees have received, or are eligible to receive, a severance package, including reduction payments and fully paid health care coverage and outplacement services for six months to a year.

In June 2017, in connection with our voluntary discontinuation and withdrawal of Ionsys from the market in the United States, we commenced a workforce reduction, which resulted in the reduction of 57 employees, representing approximately 15% of our workforce.

Commencing in December 2017 and continuing through 2018, we are implementing a series of workforce reductions to focus on inclisiran, improve efficiencies and better align costs and structure. All employees who will be impacted by these reductions have been informed as to their respective timing of their departures. Through February 27, 2018, 27 employees have been terminated and 136 employees were transferred as part of the sale of the infectious disease business unit to Melinta. An additional 115 employees will be terminated through the remainder of the year, with the vast majority by midyear. Included in the 115 employees are 23 employees based in San Diego who are working on early stage infectious disease projects. We expect to sell or spin out those assets and employees by midyear. These workforce reductions are expected to reduce headcount costs included in operating expenses by approximately $74.0 million on an annualized basis.

Segments and Geographic Information
We have one reportable segment. For information regarding revenue and other information regarding our results of operations, including geographic segment information, for each of our last three fiscal years, please refer to our consolidated financial statements and Note 18 to our consolidated financial statements, which are included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

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
Risks Related to Development, Approval and Commercialization of Inclisiran

We are almost entirely dependent on the success of inclisiran, our only significant drug candidate, which is currently in Phase 3 of clinical development, and we cannot be certain that inclisiran will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

We currently only commercialize Angiomax, which is subject to generic competition, and we may never be able to develop inclisiran as a marketable product. We expect that a substantial majority of our efforts and expenditures over the next few years will be devoted to inclisiran.

Accordingly, our future business, including the ability to generate revenue, finance our operations and repay our indebtedness, depends almost entirely on the successful development, regulatory approval and commercialization of inclisiran. We cannot be certain that inclisiran will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market inclisiran or any of our drug candidates in the United States until they receive approval of an NDA or BLA from the FDA, or in any foreign countries until they receive the requisite approval from such countries. We have not submitted an NDA or BLA to the FDA or comparable applications to other regulatory authorities. Obtaining approval of an NDA or BLA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of a drug candidate for many reasons, including:

•	we may not be able to demonstrate that inclisiran or any other drug candidate is safe and effective as a treatment for our targeted indications to the satisfaction of the FDA;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

•
a clinical research organization, or CRO, that we retain to conduct clinical trials or any other third parties involved in the conduct of trials may take actions outside of our control that materially adversely impact our clinical trials;

•
the FDA may not find the data from pre-clinical studies and clinical trials sufficient to demonstrate that the clinical and other benefits of inclisiran or any other drug candidate outweigh the safety risks;

•	the FDA may disagree with our interpretation of data from our pre-clinical studies and clinical trials or may require that we conduct additional studies or trials;

•	the FDA may not accept data generated at our clinical trial sites;

•
if our NDA is reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional pre-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•
the advisory committee may recommend that the FDA require, as a condition of approval, additional pre-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA may require development of a Risk Evaluation and Mitigation Strategy as a condition to approval;

•	the FDA may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers; or

•	the FDA may change its approval policies or adopt new regulations.

If inclisiran gains regulatory approval, the commercial launch will require significant efforts from us. Our ability to successfully commercially launch inclisiran will depend on our ability to:

•	train, deploy and support a qualified sales force to market and sell our newly launched products;

•	have third parties manufacture and release the products in sufficient quantities;

•	implement and maintain agreements with wholesalers and distributors;

•	receive adequate levels of coverage and reimbursement for these products from governments and third-party payors;

•	develop and execute marketing and sales strategies and programs for the products; and

•	enter into suitable partnerships with third parties, as needed, to provide a viable platform to commercialize inclisiran.

We expect that the revenues from inclisiran, if approved, will represent a very significant portion of our revenues in the future, particularly given that Angiomax is subject to generic competition. As a result, if we are unable to successfully commercialize inclisiran, our business, results of operations and financial condition would be materially harmed.

If we are unable to successfully develop our business infrastructure and operations, our ability to generate future product revenue will be adversely affected and our business, results of operations and financial condition may be adversely affected.

Our ability to support the sales and marketing of our products in the United States and globally will depend on our ability to properly scale our internal organization and infrastructure to accommodate the development and, upon approval, commercialization of inclisiran. To manage our existing and future growth and the breadth and complexity of our activities, we need to properly invest in personnel, infrastructure, information management systems and other operational resources. If we are unable to scale global operations successfully and in a timely manner, the growth of our business may be limited. Developing our business infrastructure and operations may be more difficult, more expensive or take longer than we anticipate.

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

We are focused on the advancement of our product candidate, inclisiran. The completion of the development and the potential commercialization of inclisiran, should it receive regulatory approval, will require substantial funds. We will need to obtain substantial additional sources of funding to develop and, if approved, commercialize inclisiran.

Due to the introduction of generic competition against Angiomax and the divestiture of certain of our non-core products, our revenues generated from product sales have declined significantly since 2014. Revenues are expected to continue to decline as generic competition for Angiomax increases. We have incurred net losses and negative cash flows from operations since 2014 and had an accumulated deficit of $1.3 billion as of December 31, 2017. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to develop, seek regulatory approval for and commercially launch inclisiran. We believe our existing cash and cash equivalents and available for sale securities of approximately $151.4 million as of December 31, 2017, together with the upfront and guaranteed cash proceeds from the Melinta transaction and cash flows we expect to generate from product sales, will be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from March 1, 2018 (the date of filing this Form 10-K).

Because we expect to continue to incur negative cash flows from operations, we may need to raise additional funds through other sources of liquidity from the Melinta transaction and from asset sales, including asset sales of products or businesses that generate a material portion of our revenues, engage in other strategic transactions, sell additional equity or debt securities, or seek additional financing through other arrangements in order to meet our anticipated operating and funding requirements prior to the filing of an NDA for inclisiran. There can be no assurances that asset sales or public or private financings may be available in amounts or on terms acceptable to us, if at all. Our ability to obtain additional debt financing may be limited by market conditions. If we are unable to consummate asset sales, obtain additional financing or otherwise increase our cash resources, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development or commercialization activities.

We no longer have market exclusivity for Angiomax and face generic and other competition that will cause our net revenue to decline significantly.

A substantial majority of our historic revenue has come from sales of Angiomax (bivalirudin) in the United States. Angiomax is now subject to generic competition. In the United States, we sell Angiomax under our name as a branded Angiomax product, and, on July 2, 2015, entered into a supply and distribution agreement with Sandoz, under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). We entered into the supply and distribution agreement as a result of the July 2, 2015 Federal Circuit Court ruling against us in our patent infringement litigation with Hospira with respect to the ‘727 patent and the ‘343 patent covering a more consistent and improved Angiomax drug product and the processes by which it is made. In addition to Hospira, other generic firms have entered the market. Mylan commenced marketing its generic bivalirudin product following a decision by the Federal Circuit Court in Mylan’s appeal that reversed an earlier district court decision that found that Mylan’s abbreviated ANDA product infringed all of the asserted claims of the ‘727 patent. APP Pharmaceuticals LLC, or APP, through its affiliated company, Fresenius Kabi, commenced selling its generic version of Angiomax under provisions of a settlement agreement triggered by the Federal Circuit Court’s July 2, 2015 decision in the Hospira matter. Apotex Inc. and Dr. Reddy’s Laboratories have each also commenced commercialization of generic bivalirudin products upon receiving final approval if their respective ANDA filings by the FDA even though we remain in active litigation against Apotex and only recently settled with Dr. Reddy’s Laboratories. In addition, in January 2018 Baxter announced that the FDA approved Baxter’s ready-to-use formulation of bivalirudin for use as an anticoagulant in patients undergoing PCI.

A number of companies in addition to Hospira, Mylan, APP, Apotex Inc. and Dr. Reddy’s Laboratories have filed ANDAs for their generic versions of Angiomax. In addition to the generic versions and the ready-to-use version of bivalirudin currently being sold, Angiomax could be subject to further generic competition in the United States from Teva and other generic ANDA filers that we have settled with under the circumstances set forth in our respective settlement agreements with such parties and upon a final approval of each company's ANDA filings by the FDA. Pliva Hrvatska DOO, an affiliate of Teva, currently has tentative approval for its ANDA filing for its generic version of Angiomax. Other ANDA filers may commercialize their products ‘at risk’ if they receive final approval of their respective ANDA filings and are not subject to a Hatch-Waxman 30-month stay. Further, we remain in infringement litigation involving the ‘727 patent and ‘343 patent with the other ANDA filers. See Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K for descriptions of our litigation with ANDA filers and related settlements. There can be no assurance as to the outcome of our infringement litigation. We may continue to incur further legal expenses related to these matters.
The principal patent covering Angiomax in Europe expired in August 2015. As a result, we face generic competition in Europe. We are in the process of voluntarily discontinuing and withdrawing Angiomax from the market outside of North America and have ceased related commercialization activities.

Net product revenues from sales of Angiomax, which includes our sales of branded Angiomax and the sales of authorized generic Angiomax (bivalirudin) by Sandoz, decreased from $50.6 million for the year ended December 31, 2016 to $18.8 million for the year ended December 31, 2017. We expect that net product revenues from sales of Angiomax will continue to decline in 2018 and in future years due to generic and other competition. Although we have entered into a supply and distribution agreement with Sandoz to sell an authorized generic version of Angiomax, the royalty income from the sale of the authorized generic, which for the year ended December 31, 2017 was approximately $25.8 million, is expected to only partially offset the expected further decline in Angiomax net product revenues.

We have a history of net losses and may not achieve profitability in future periods.

We have incurred net losses in many years and on a cumulative basis since our inception, and we expect to continue to incur net losses. As of December 31, 2017, we had an accumulated deficit of approximately $1.3 billion. In those periods in which we were able to achieve profitability, our profitability was based on revenue from sales of Angiomax, and a substantial majority of our historic revenue has been generated from sales of Angiomax in the United States. However, generic competition for Angiomax commenced in the United States in July 2015 and we lost market exclusivity for Angiomax in Europe in August 2015. We expect that net revenue from sales of Angiomax will continue to decline in future years due to competition from generic versions of Angiomax, including our authorized generic being marketed by Sandoz and other generic versions of Angiomax which have been and may be approved by the FDA.

We expect to make substantial expenditures to further develop and commercialize inclisiran, including costs and expenses associated with research and development, clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization. We will need to generate significant revenue in future periods from inclisiran in order to achieve and maintain profitability. If we are unable to generate significant revenue, we may not achieve profitability in future periods. Our ability to generate future revenue will be substantially dependent on our ability to successfully commercialize inclisiran. If we fail to achieve profitability within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

We review our inventory, including inventory purchase commitments, and provide reserves, as appropriate, against the carrying amount of inventory. For example, for the year ended December 31, 2015, we recorded a $29.5 million inventory obsolescence charge and a charge of $12.1 million for potential losses on future inventory purchases primarily due to the loss of exclusivity of Angiomax. We also recorded an $8.5 million reserve for potential inventory obsolescence during the year ended December 31, 2016. As of December 31, 2017, our inventory of Angiomax was $5.6 million and there are no further inventory-related purchase commitments for Angiomax bulk drug substance. We recorded a $16.7 million reserve for potential inventory obsolescence during the year ended December 31, 2017. If sales of Angiomax decline more than our current expectations, we could be required to make an additional allowance for excess or obsolete inventory, increase our accrual for product returns or increase our deferred tax valuation allowance, or we could incur other costs related to operating our business, each of which could negatively impact our results of operations and our financial condition.

We may need to raise additional capital. If we are unable to obtain such capital on favorable terms or at all, we may not be able to execute on our business plans and our business, financial condition and results of operations may be adversely affected.

On November 3, 2015, we announced that our current intention was to explore strategies for optimizing our capital structure and liquidity position. At December 31, 2017, we had approximately $151.4 million in cash and cash equivalents. We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $400.0 million aggregate principal amount of the 2022 notes and the $402.5 million aggregate principal amount of the 2023 notes, and to make principal payments on the 2022 notes and 2023 notes at maturity or upon conversion (other than the 2023 notes upon conversion, in which case we will have the option to settle entirely in shares of our common stock). In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party.
As of February 27, 2018, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$150.0 million for the license and collaboration agreement with Alnylam;

•	$69.3 million relating to our research and development infectious disease portfolio acquired in our Rempex acquisition (and which was not divested in the Melinta transactions); and

•	$2.2 million for other transaction milestones.
As of February 27, 2018, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $221.3 million. Of this amount, approximately $49.4 million relates to development milestones, $71.9 million relates to regulatory approval milestones and $100.0 million relates to commercial milestones. These amounts do not include milestone payments of up to $175.8 million related to Ionsys, which was discontinued and withdrawn from the market in the United States in June 2017 and has also been discontinued in Europe, and the MDCO-700 development program, which we discontinued in August 2017.
Based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make $5.0 million of milestone payments under our license agreements and acquisition agreements during the remainder of 2018. We may pay additional milestone payments under our license agreements and acquisition agreements during 2018 if we achieve additional development, regulatory and commercial milestones during the year.
Total net revenues from sales of Angiomax were significantly lower in the year ended December 31, 2017 than in previous comparable periods, and we expect these revenues will decline further. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we fund our future capital requirements.
We continually evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, alternative sources and uses of capital, debt service requirements, the cost of debt and equity capital and estimated future operating cash flow. We may raise additional capital; enter into licenses or collaborations with third parties to develop and commercialize inclisiran; sell assets, including asset sales of products or businesses that generate a material portion of our current revenue; restructure or refinance outstanding debt; repurchase material amounts of outstanding debt or equity; or take a combination of such steps or other steps to increase or manage our liquidity and capital resources. Any such actions or steps could have a material effect on us.

Our future capital requirements will depend on many factors, including:

•	the progress, level, timing and cost of our research and development activities related to our clinical trials and non-clinical studies with respect to inclisiran;

•	whether we develop and commercialize inclisiran on our own or through licenses and collaborations with third parties and the terms and timing of such arrangements, if any;

•	the extent to which our submissions and planned submissions for regulatory approval of inclisiran are approved on a timely basis, if at all;

•	the decline in Angiomax sales and the extent to which royalties on sales of the authorized generic of Angiomax are generated;

•	if inclisiran receives regulatory approval, the extent to which it is commercially successful;

•	the continuation or termination of third-party manufacturing, distribution and sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs, including scaling our operations in anticipation of a potential launch of inclisiran;

•	the amounts of our payment obligations to third parties with respect to inclisiran or other assets; and

•	our ability to defend and enforce our intellectual property rights.

With respect to both our short-term and long-term cash requirements, if our existing cash resources, together with cash that we generate from sales of our products and other sources, are insufficient to satisfy our research and development, clinical trial, product commercialization and other funding requirements, including obligations under our convertible notes, we will need to sell additional equity or debt securities, engage in asset sales, including asset sales of products or businesses that generate a material portion of our revenue, engage in other strategic transactions, or seek additional financing through other arrangements, any of which could be material. Any sale of additional equity or convertible debt securities may result in dilution to our stockholders. Public or private financing may not be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, products in development or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. Moreover, our ability to obtain additional debt financing may be limited by the 2022 notes and the 2023 notes, market conditions or otherwise. If we are unable to obtain additional financing or otherwise increase our cash resources, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could adversely affect our business, financial condition and operating results.

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

We have in the past and may in the future acquire or license additional development-stage compounds, clinical-stage product candidates, approved products, technologies or businesses. For example, we entered into a license and collaboration agreement with Alnylam with respect to inclisiran. We may not realize the anticipated benefits of an acquisition, license, or collaboration, each of which involves numerous risks. These risks include:

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

Holders of the 2022 notes and the 2023 notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change, as defined in the applicable indenture, at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, as described in the applicable indenture. In addition, upon conversion of the 2022 notes, we will be required to make with respect to each $1,000 in principal amount of notes converted cash payments of at least the lesser of $1,000 and the sum of the daily conversion values as described in the applicable indenture. Upon conversion of the 2023 notes, we will have the option to settle such conversions in cash, shares of our common stock or a combination thereof. However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase notes, to pay the notes at maturity or to pay cash upon conversions of such notes. In addition, our ability to repurchase notes or to pay cash upon conversions of such notes may be limited by law, by regulatory authority or by agreements governing our existing indebtedness (including, in the case of the 2022 notes or the 2023 notes, the indenture governing any other series of notes) and future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the notes as required by the applicable indenture would constitute a default under the applicable indenture. A default under the applicable indenture governing the 2022 notes or the 2023 notes, respectively, or the fundamental change itself could also lead to a default under agreements governing our existing indebtedness (including, in the case of the 2022 notes or the 2023 notes, the indenture governing any other series of notes) and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.

The conditional conversion feature of the 2022 notes or the 2023 notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2022 notes or the 2023 notes is triggered, holders of such notes will be entitled to convert the notes at any time during specified periods at their option, which are set forth in the applicable indenture. If one or more holders elect to convert their 2022 notes, we would be required, with respect to each $1,000 principal amount of 2022 notes, to make cash payments equal to the lesser of $1,000 and the sum of the daily conversion values, which could adversely affect our liquidity. If the holders of all of the 2022 notes were able to exercise their conversion option, we would not have sufficient cash to satisfy our payment obligations with respect to all of the 2022 notes and meet our anticipated funding requirements for a year from March 1, 2018. With respect to the 2023 notes, we have the option to settle conversions entirely in cash, in common stock or a combination thereof. In addition, even if holders do not elect to convert their notes, we are required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long‑term liability, which results in a material reduction of our net working capital.

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
Additional Risks Related to Commercialization

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

There are well established products, including in many cases generic products, that are approved and marketed for the indications for which Angiomax is approved and the markets and indications for which we are developing inclisiran. In addition, competitors are developing products for such markets and indications. A description of the competition for inclisiran and Angiomax is included in “Part I, Item 1. Business-Competition” of this Annual Report on Form 10‑K for the year ended December 31, 2017.

We expect to compete, in the case of inclisiran, and we compete, in the case of Angiomax, on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over our products, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

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

Third-party payers, including Medicare and Medicaid, increasingly are challenging prices charged for and the cost-effectiveness of medical products and services and they increasingly are limiting both coverage and the level of reimbursement for drugs. If these third-party payers do not consider our products to be economically beneficial compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. Third-party payers may provide coverage, but place stringent limitations on such coverage, such as requiring alternative treatments to be tried first. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. There exists a broader trend in health care in which the government and other payors are seeking to move from individualized “fee for service” payments toward a system focused on “bundled” payments for more comprehensive packages of services and episodes of care.  Also, the trend toward managed health care in the United States and the changes in health insurance programs may result in lower prices for pharmaceutical products and health care reform.

Health care reform measures such as those outlined above, and others consistent with these trends, could, among other things, increase pressure on pricing. Additionally, health care reform efforts undertaken during the Trump administration may result in additional reductions in Medicare, Medicaid and other healthcare funding. In addition to federal legislation, state legislatures and foreign governments have also shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. The establishment of limitations on patient access to our drugs, adoption of price controls and cost-containment measures in new jurisdictions or programs, and adoption of more restrictive policies in jurisdictions with existing controls and measures could adversely impact our business and future results. If governmental organizations and third-party payers do not consider our products to be cost-effective compared to other available therapies, they may not reimburse providers or consumers of our products or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.

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

As we continue to commercialize Angiomax and develop inclisiran, we may wish to increase our product liability insurance. Product liability coverage is expensive. In the future, we may not be able to maintain or obtain such product liability insurance on reasonable terms, at a reasonable cost or in sufficient amounts to protect us against losses due to product liability claims.

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

Risks Related to our Dependence on Third Parties for Manufacturing, Research and Development, and Distribution Activities

We do not have manufacturing or supply capabilities and are completely dependent on third parties for the manufacture and supply of our products. We depend on a limited number of suppliers for the production of bulk drug substance for inclisiran and Angiomax and to carry out fill-finish activities. If any of these suppliers does not or cannot fulfill its manufacturing or supply obligations to us, our ability to conduct clinical trials of inclisiran and to meet commercial demands for Angiomax could be impaired and our business could be harmed.

We do not manufacture inclisiran or Angiomax, and do not plan to develop any capacity to manufacture them. We currently rely on a limited number of manufacturers and other third parties for bulk substance and to carry out fill-finish activities for inclisiran and Angiomax. We expect to continue this manufacturing strategy for the foreseeable future.

In the event that any third-party is unable or unwilling to carry out its respective manufacturing or supply obligations or terminates or refuses to renew its arrangements with us, we may be unable to obtain alternative manufacturing or supply on commercially reasonable terms on a timely basis or at all. In such cases, the third-party manufacturers have made no commitment to supply the drug product to us on a long-term basis and could reject our purchase orders. Only a limited number of manufacturers are capable of manufacturing inclisiran and Angiomax. Consolidation within the pharmaceutical manufacturing industry could further reduce the number of manufacturers capable of producing our products, or otherwise affect our existing contractual relationships.

If we were required to transfer manufacturing processes to other third-party manufacturers and we were able to identify an alternative manufacturer, we would still need to satisfy various regulatory requirements. Satisfaction of these requirements could cause us to experience significant delays in receiving an adequate supply of inclisiran and Angiomax and could be costly. Moreover, we may not be able to transfer processes that are proprietary to the manufacturer. Any delays in the manufacturing process may adversely impact our ability to supply product for clinical trials of inclisiran, which could affect our ability to complete clinical trials of inclisiran on a timely basis and our ability to meet commercial demands for our products on a timely basis, which could reduce our revenue.

If third parties on whom we rely to manufacture and support the development and commercialization of inclisiran and Angiomax do not fulfill their obligations or we are unable to establish or maintain such arrangements, the development and commercialization of our products may be terminated or delayed, and the costs of development and commercialization may increase.

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

We may not be able to maintain our existing arrangements with respect to the commercialization or manufacture of Angiomax or establish and maintain arrangements to develop, manufacture and, if approved, commercialize inclisiran or any additional product candidates or products we may acquire on terms that are acceptable to us. Any current or future arrangements for development and commercialization may not be successful. If we are not able to establish or maintain agreements relating to Angiomax, inclisiran or any additional products or product candidates we may acquire, our results of operations would be materially adversely affected.

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

If any third party that manufactures or supports the development or commercialization of our products breaches or terminates its agreement with us, fails to commit sufficient resources to our collaboration or conduct its activities in a timely manner, or fails to comply with regulatory requirements, such breach, termination or failure could:

•	delay or otherwise adversely impact the manufacturing, development or commercialization of Angiomax, inclisiran or any additional products or product candidates that we may acquire or develop;

•
require us to seek a new collaborator or undertake unforeseen additional responsibilities or devote unforeseen additional resources to the manufacturing, development or commercialization of our products; or

•	result in the termination of the development or commercialization of our products.

Our reliance on third-party manufacturers and suppliers to supply Angiomax and inclisiran may increase the risk that we will not have appropriate supplies of each product or that sanctions may be imposed on us or the manufacturer due to a manufacturer’s failure to comply with regulation requirements, either of which could adversely affect our business, results of operations and financial condition.

Reliance on third-party manufacturers and suppliers entails risks to which we would not be subject if we manufactured Angiomax or inclisiran ourselves, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing or supply agreement by the third party; and

•	the possible termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.
Angiomax and inclisiran may compete with products of third parties for access to manufacturing facilities. If we are not able to obtain adequate supplies of our products, it will be more difficult for us to compete effectively, market and sell Angiomax and develop inclisiran.
Our manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to evaluate compliance with the FDA’s current good manufacturing practices, or cGMP, regulations and other governmental regulations and corresponding foreign standards. We cannot be certain that our present or future manufacturers will be able to comply with cGMP regulations and other FDA regulatory requirements or similar regulatory requirements outside the United States. We do not control compliance by our manufacturers with these regulations and standards. Failure of our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on the manufacturer or us, including fines and other monetary penalties, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products in development, delays, suspension or withdrawal of approvals, suspension of clinical trials, license revocation, seizures or recalls of products in development or products, interruption of production, warning letters, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our Angiomax and inclisiran.

We may depend on collaborations with third parties for the development and commercialization of inclisiran. If those collaborations, if entered into, are not successful, we may not be able to capitalize on the market potential of inclisiran.
We may seek to develop and commercialize inclisiran through a variety of types of collaboration arrangements. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid‑size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We may not be able to enter into these types of arrangements on a timely basis, on favorable terms or at all. Our ability to enter into such arrangements with respect to inclisiran that are subject to licenses may be limited by the terms of those licenses. If we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of inclisiran. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving inclisiran could pose a number of risks to us, including:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•
collaborators may not pursue development and commercialization of inclisiran or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon inclisiran, repeat or conduct new clinical trials or require a new formulation of inclisiran for clinical testing;

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

Additional Risks Related to Regulatory Matters

Clinical trials of product candidates are expensive and time-consuming, and the results of these trials are uncertain. If we are unable to conduct clinical trials that continue to demonstrate the safety and efficacy of inclisiran on a timely basis, then our costs of developing inclisiran may increase and we may not be able to obtain regulatory approval for inclisiran on a timely basis or at all.

Before we can obtain regulatory approvals to market inclisiran, we will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of such product for such indication.

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

We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our inclisiran, including:

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

•	the effects of inclisiran may not be the desired effects or may include undesirable side effects or inclisiran may have other unexpected characteristics.

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

If we or the contract manufacturers manufacturing inclisiran and Angiomax fail to comply with the extensive regulatory requirements to which we, our contract manufacturers and inclisiran and Angiomax are subject, the development of inclisiran could be jeopardized and Angiomax could be subject to restrictions or withdrawal from the market, and we could be subject to penalties.

The research, testing, manufacturing, labeling, safety, advertising, promotion, storage, sales, distribution, import, export and marketing, among other things, of our products, both before and after approval, are subject to extensive regulation by governmental authorities in the United States, Europe and elsewhere throughout the world. Both before and after approval of a product, quality control and manufacturing procedures must conform to cGMP. Regulatory authorities, including the FDA, periodically inspect manufacturing facilities to assess compliance with cGMP. Our failure or the failure of contract manufacturers to comply with the laws administered by the FDA, the EMA or other governmental authorities could result in, among other things, any of the following:

•	delay in approving or refusal to approve a product;

•	product recall or seizure;

•	suspension or withdrawal of an approved product from the market;

•	delays in, suspension of or prohibition of commencing, clinical trials of inclisiran;

•	interruption of production;

•	operating restrictions;

•	untitled or warning letters;

•	injunctions;

•	fines and other monetary penalties;

•	the imposition of civil or criminal penalties;

•	disruption of importing and exporting activities; and

•	unanticipated expenditures.

We may incur significant liability if it is determined that we are promoting the “off-label” use of Angiomax, or, if approved, inclisiran.

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

We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have exclusively licensed patents and patent applications from Alnylam covering RNAi therapeutics. Under our agreement with Alnylam, we are subject to a range of commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations.

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

We exclusively license patents and patent applications for inclisiran and we own patents and patent applications for Angiomax. The patents covering inclisiran and Angiomax are currently set to expire at various dates.

Inclisiran. We have exclusively licensed from Alnylam patents and patent applications covering RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases for purposes of developing and commercializing such RNAi therapeutics. Some of these patents are directed to general RNAi technology and expire between 2020 and 2028 in the United States. Other patents are directed to compositions of the inclisiran product being developed under our license from Alnylam and to methods of treatment using such inclisiran product and the patents expire in 2027 and 2028 in the United States. In addition, Alnylam has filed and is prosecuting a number of patent applications in the United States and in certain foreign countries. One of these applications, which, if issued, expires in December 2033, contains claims directed to specific compositions of the inclisiran product we are developing and methods of administrating such compositions.

With respect to the portfolio of patents licensed from Alnylam, it is possible that one or more companies hold patent rights that could be asserted against us or patent rights to which we may need a license. If a court rules that we need such patent rights that have been asserted against us and/or we are not able to obtain a license on reasonable terms, we may be forced to pay excessive license fees or may be unable to market inclisiran, which in either case could have a material adverse effect on our business. For example, in October 2017 Silence Therapeutics plc and Silence Therapeutics GmbH, which we refer to together as Silence, served a claim in the High Court of Justice, Chancery Division, Patents Court in the United Kingdom, naming The Medicines Company UK Ltd., our wholly owned subsidiary, Alnylam and Alnylam UK Limited, as co-defendants. In Silence’s claim, it seeks a determination that it is entitled to supplementary protection certificates, or SPCs, based on its European Patent No. 2,258,847, or the ‘847 patent, and the prospective European regulatory approvals for inclisiran and for certain of Alnylam’s product candidates. This is based on Silence’s assertion that inclisiran and the cited Alnylam product candidates fall within the scope of the ‘847 patent. An SPC is an intellectual property right that could extend the life of the Silence patent in relation to a specified product for a period of up to five additional years bringing the expiration date up to 2028. In addition, Silence is seeking costs, interest and other unspecified relief. On October 31, 2017, we acknowledged service of the claim served by Silence and on November 30, 2017, submitted substantive defenses to the claim. On October 27, 2017, we and Alnylam filed and served a claim against Silence Therapeutics GmbH and Silence in the High Court seeking revocation of the ‘847 patent, as well as a declaration of non-infringement by inclisiran and certain of Alnylam’s product candidates of the ‘847 patent, and costs and interest among other potential remedies. On November 14, 2017, Silence filed a defense to our claim along with counterclaims alleging infringement of the ‘847 patent by inclisiran and certain of Alnylam’s product candidates. On December 11, 2017, we filed an answer and defense to the counter claims. The High Court has set a trial date of December 3, 2018 for all claims between Silence and the Defendants. Although we believe the ‘847 patent is invalid and not infringed by inclisiran and we will vigorously defend any claim brought against us by Silence, litigation is subject to inherent uncertainty.

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
In our lawsuit against Hospira, on July 2, 2015, the Federal Circuit Court ruled against us, finding the ‘727 patent and ‘343 patent invalid under the Section 102(b) “on sale” bar. In November 2015, our petition for en banc review of the Federal Circuit Court's July 2, 2015 decision was granted and the Federal Circuit Court vacated its July 2, 2015 decision. In July 2015, as a result of the Federal Circuit Court's now vacated July 2, 2015 decision, we entered into a supply and distribution agreement with Sandoz under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). On July 15, 2015, Hospira's ANDAs for its generic versions of Angiomax were approved by the FDA and Hospira began selling its generic versions of Angiomax. On July 11, 2016, in an unanimous decision, the en banc Federal Circuit Court ruled in our favor by finding that the ‘727 patent and the ‘343 patent were not invalid under the “on sale” bar. The remaining issues on appeal that were not decided by the original panel were remanded back to the same panel for consideration. On February 6, 2018, the Federal Circuit Court issued a decision affirming the District Court’s finding of noninfringement of the ‘727 patent and ‘343 patent and remanding the case back to the District Court to determine whether there was an offer for sale of the invention under Section 102(b). Our patent infringement litigation with Mylan was ordered to be a companion appeal to the Hospira appeal and was heard by the same judges as the Hospira appeal. On April 6, 2017, the Federal Circuit Court found that Mylan’s ANDA for a generic bivalirudin product does not infringe either the ‘727 patent and ‘343 patent. On June 28, 2017, the district court entered an amended final judgment in favor of Mylan.
In addition to Hospira, other generic firms have entered the market. Mylan commenced marketing its generic bivalirudin product following a decision by the Federal Circuit Court in Mylan’s appeal that reversed an earlier district court decision that found that Mylan’s ANDA product infringed all of the asserted claims of the ‘727 patent. APP, through its affiliated company, Fresenius Kabi, commenced selling its generic version of Angiomax under provisions of a settlement agreement triggered by the Federal Circuit Court’s July 2, 2015 decision in the Hospira matter. Apotex Inc. and Dr. Reddy’s Laboratories have each also commenced commercialization of generic bivalirudin products upon receiving final approval if their respective ANDA filings by the FDA even though we remain in active litigation against Apotex and only recently settled with Dr. Reddy’s Laboratories.
A number of companies in addition to Hospira, Mylan, APP, Apotex Inc. and Dr. Reddy’s Laboratories have filed ANDAs for their generic versions of Angiomax. In addition to the generic versions and Baxter’s ready-to-use version of bivalirudin currently being sold, Angiomax could be subject to further generic competition in the United States from Teva and other generic ANDA filers that we have settled with, under the circumstances set forth in our respective settlement agreements with such parties and upon a final approval of each company's ANDA filings by the FDA. Pliva Hrvatska DOO, an affiliate of Teva, currently has tentative approval for its ANDA filing for its generic version of Angiomax. Other ANDA filers may commercialize their products ‘at risk’ if they receive final approval of their respective ANDA filings and are not subject to a Hatch-Waxman 30-month stay. Further, we remain in infringement litigation involving the ‘727 patent and ‘343 patent with the other ANDA filers. See Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K for descriptions of our litigation with ANDA filers and related settlements. There can be no assurance as to the outcome of our infringement litigation. We may continue to incur further legal expenses related to these matters. Following our settlements with Teva, APP, Sun, Dr. Reddy’s, Aurobindo and Accord, we submitted the settlement documents for each settlement to the U.S. Federal Trade Commission, or the FTC, and the U.S. Department of Justice, or the DOJ. The FTC, the DOJ and state attorney general offices could seek to challenge our settlements with Teva, APP, Sun, Dr. Reddy’s, Aurobindo and Accord or a third party could initiate a private action under antitrust or other laws challenging our settlements with Teva, APP, Sun, Dr. Reddy’s, Aurobindo and Accord. While we believe our settlements are lawful, we may not prevail in any such challenges or litigation, in which case the other party might obtain injunctive relief, remedial relief, or such other relief as a court may order. In any event, we may incur significant costs in the event of an investigation or in defending any such action and our business and results of operations could be materially impacted if we fail to prevail against any such challenges.

In Europe, the principal patent covering Angiomax expired in August 2015. This patent covered the composition of matter of Angiomax. As a result, we face generic competition in Europe. We are in the process of voluntarily discontinuing and withdrawing Angiomax from the market outside of North America and have ceased related commercialization activities.

We plan to file applications for patent term extension for inclisiran upon its approval. If we do not receive patent term extensions for the periods requested by us or at all, our patent protection for inclisiran could be limited.

Among other proceedings, we are a party to a number of lawsuits that we brought against pharmaceutical companies that have notified us that they have filed ANDAs seeking approval to market generic versions of Angiomax. We cannot predict the outcome of these lawsuits and proceedings. Involvement in litigation and other proceedings, regardless of its outcome, is time-consuming and expensive and may divert our management’s time and attention. During the period in which these matters are pending, the uncertainty of their outcome may cause our stock price to decline. An adverse result in these matters, whether appealable or not, may cause our stock price to decline.

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

Our operating results may vary from period to period based on factors, including the timing, expenses and results of clinical trials, announcements regarding clinical trial results and product introductions by us or our competitors, the availability and timing of third-party reimbursement, including in Europe, sales and marketing expenses and the timing of regulatory approvals. If our operating results do not meet the expectations of investors and securities analysts as a result of these or other factors, the trading price of our common stock will likely decrease.

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

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2015 to March 1, 2018, the last reported sale price of our common stock ranged from a high of $55.95 per share to a low of $24.32 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

•
announcements of results of clinical trials or nonclinical studies by us or third parties relating to inclisiran or Angiomax or products of our competitors or of regulatory proceedings by us or our competitors;

•	approval or rejection of submissions for marketing approval for inclisiran;

•	regulatory actions by the FDA limiting or revoking the use of Angiomax;

•	changes in securities analysts’ estimates of our financial performance;

•	changes in valuations of similar companies;

•	variations in our operating results;

•	acquisitions and strategic partnerships;

•	announcements of technological innovations or new commercial products by us or our competitors or the filing of ANDAs, NDAs or BLAs for products competitive with ours;

•	the timing, amount and receipt of revenue from and margins on sales of Angiomax;

•	changes in governmental regulations;

•	developments in patent rights or other proprietary rights;

•	the extent to which our products are commercially successful globally;

•	developments in our ongoing litigation and significant new litigation;

•	developments or issues with our contract manufacturers;

•	changes in our management; and

•	general market conditions.

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

We lease our principal office in Parsippany, New Jersey, U.S. The lease for Parsippany office covers 173,146 square feet and expires January 2024. We also lease 63,000 square feet of office and laboratory space in San Diego, California. This lease expires in September 2028. On January 11, 2018, we entered into an agreement to sublease 32,039 square feet of the office and laboratory space in San Diego. The sublease agreement has a term of 84 months.
We believe that all of our facilities are in good condition and are well maintained and that our current arrangements will be sufficient to meet our needs for the foreseeable future.

Item 3.    Legal Proceedings.

From time to time we are party to legal proceedings in the course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

‘727 Patent and ‘343 Patent Litigations

Hospira, Inc.

In July 2010, we were notified that Hospira, Inc., or Hospira, had submitted two ANDAs seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent and ‘343 patent. On August 19, 2010, we filed suit against Hospira in the U.S. District Court for the District of Delaware for infringement of the ‘727 patent and ‘343 patent. On August 25, 2010, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. Hospira’s answer denied infringement of the ‘727 patent and ‘343 patent and raised counterclaims of non-infringement and invalidity of the ‘727 patent and ‘343 patent. On September 24, 2010, we filed a reply denying the counterclaims raised by Hospira. The Hospira action was consolidated for discovery purposes with the then pending and now settled cases against Teva and APP. The case was reassigned back to the U.S. District Court for the District of Delaware. A Markman hearing was held on December 5, 2012. On July 12, 2013, the district court issued its Markman decision as to the claim construction of the ‘727 patent and the ‘343 patent. The district court’s decision varied from the other Markman decisions that we have received in our other patent infringement litigations. On July 22, 2013, we filed a motion for reconsideration of the district court’s claim construction ruling on the grounds that the district court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product-by-process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented. On August 22, 2013, the district court denied the motion for reconsideration. A three day bench trial was held in September 2013 and a post-trial briefing was completed in December 2013. On March 31, 2014, the district court issued its trial opinion. With respect to patent validity, the district court held that the ‘727 and ‘343 patents were valid on all grounds. Specifically, the district court found that Hospira had failed to prove that the patents were either anticipated and/or obvious. The district court further held that the patents satisfied the written description requirement, were enabled and were not indefinite. With respect to infringement, based on its July 2013 Markman decision, the district court found that Hospira’s ANDAs did not meet the “efficient mixing” claim limitation and thus did not infringe the asserted claims of the ‘727 and ‘343 patents. The district court found that the other claim limitations in dispute were present in Hospira’s ANDA products. The district court entered a final judgment on April 15, 2014. On May 9, 2014, we filed a notice of appeal to the Federal Circuit Court. On May 23, 2014, Hospira filed a notice of cross-appeal. We filed our opening appeal brief on August 13, 2014. Hospira filed its opening appeal brief on September 26, 2014 asserting that the claim constructions and non-infringement findings were correct. Hospira also sought to overturn the finding of patent validity. Briefing was completed in December 2014. An oral argument before the Federal Circuit Court was held on March 6, 2015. On July 2, 2015, the Federal Circuit Court issued an opinion finding the asserted claims of the ‘727 patent and ‘343 patent invalid under the Section 102(b) “on sale” bar. The decision was based on a finding that third-party manufacturer, Ben Venue Laboratories, “sold” manufacturing services for three validation batches to us before a critical date. On July 15, 2015, Hospira received final approval for its ANDAs. On July 31, 2015, we filed with the Federal Circuit Court a combined petition for panel rehearing and rehearing en banc. On August 24, 2015, the Federal Circuit Court invited Hospira to respond to the petition. On September 8, 2015, Hospira filed a response. On November 13, 2015, the Federal Circuit Court granted our petition for rehearing en banc and vacated its earlier July 2, 2015 decision. The Federal Circuit Court set a briefing schedule, specified specific questions to be answered, invited the DOJ to file a brief expressing the views of the United States and also invited any other amicii curiae to file briefs on the en banc issues raised. Hospira filed its opening brief on January 11, 2016. We filed our response on February 24, 2016 and Hospira filed its reply brief on March 10, 2016. Nine amicus briefs were filed: Department of Justice, American Intellectual Property Law Association, Intellectual Property Owners Association, a Texas law firm, Miller Patti Pershern PLLC, Pharmaceutical Research and Manufacturers of America, Biotechnology Innovation Organization, Gilead Sciences, Inc., an individual, Roberta J. Morris, Esq., and Houston Intellectual Property Law Association. The Federal Circuit Court sitting en banc heard oral argument from the parties and the government on May 5, 2016. On July 11, 2016, in an unanimous decision, the en banc Federal Circuit Court affirmed the district court holding that our transaction with Ben Venue Laboratories did not constitute an invalidating sale under the “on sale” bar. The remaining issues on appeal that were not decided by the original panel were remanded back to the same panel for consideration. In a subsequent order of July 18, 2016, the parties were directed to file new appeal briefs taking into account the en banc decision. The parties submitted revised briefs and this briefing was completed in October 2016. The Federal Circuit Court heard oral argument on December 6, 2016. On February 6, 2018, the Federal Circuit Court issued a decision affirming the district court’s finding of noninfringement of the ‘727 patent and ‘343 patent and remanding the case back to the district court to determine whether there was an offer for sale of the invention under Section 102(b). We are evaluating next steps in the matter.

Mylan Pharmaceuticals, Inc.

In January 2011, we were notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent and ‘343 patent. On February 23, 2011, we filed suit against Mylan Inc., Mylan Pharmaceuticals Inc. and Bioniche Pharma USA, LLC, which we refer to collectively as Mylan, in the U.S. District Court for the Northern District of Illinois for infringement of the ‘727 patent and ‘343 patent. Mylan’s answer denied infringement of the ‘727 patent and ‘343 patent and raised counterclaims of non-infringement and invalidity of the ‘727 patent and ‘343 patent. On April 13, 2011, we filed a reply denying the counterclaims raised by Mylan. On May 4, 2011, the district court set a pretrial schedule. Following a joint request, the district court issued an amended scheduling order on September 22, 2011. On November 29, 2011, Mylan moved to amend its answer to add counterclaims and affirmative defenses of inequitable conduct and unclean hands. Following motion practice, the district court granted Mylan’s request to add counterclaims and affirmative defenses of inequitable conduct and to add affirmative defenses of unclean hands. On March 7, 2012, we filed a reply denying these counterclaims. A Markman hearing was held on July 30, 2012. The district court issued a Markman Order on August 6, 2012. The parties have completed fact and expert discovery. On June 21, 2013, Mylan filed a summary judgment motion of non-infringement of the ‘727 and ‘343 patents and alternatively that the ‘727 patent was invalid. The district court’s decision granted non-infringement of the ‘343 patent and denied the motion with respect to non-infringement and invalidity of the ‘727 patent. A six day trial directed to the ‘727 patent was completed on June 18, 2014. Post-trial briefs were filed on July 1, 2014 and July 11, 2014. On October 27, 2014, the district court issued an opinion and order finding that Mylan’s ANDA product infringes all of the asserted claims of the ‘727 patent.  The district court further found that Mylan failed to prove that the same asserted claims of the ‘727 patent are invalid or unenforceable.  Specifically, the district court found that Mylan failed to prove its allegations of anticipation, obviousness, non-enablement and unenforceability due to inequitable conduct.  On October 28, 2014 and November 13, 2014, Mylan filed Notices of Appeal to the Federal Circuit Court. On November 25, 2014, we filed a Notice of Cross Appeal of the district court’s summary judgment of noninfringement of the asserted claims of the ‘343 patent that it had issued on December 16, 2013 and the district court’s Markman Order on August 6, 2012. Appellate briefing was completed in April 2015. An oral argument before the Federal Circuit Court was scheduled for September 11, 2015. On July 29, 2015, following a Mylan motion for disposition of its appeal in view of the July 2, 2015 Hospira decision, the Federal Circuit Court granted the motion (1) reversing the district court’s judgment as to the ‘727 patent (2) dismissing as moot our cross-appeal (3) vacating the district court’s entry of an injunction, and (4) holding that each party shall bear its own costs. On August 27, 2015, we filed a petition for panel rehearing. Following the November 13, 2015 decision granting our en banc hearing request in the Hospira appeal and vacating the July 2, 2015 decision, we moved to vacate the Federal Circuit Court’s July 29, 2015 Order terminating the Mylan appeal. Following briefing, the Federal Circuit Court granted our motion and reopened the appeal, vacated its July 29, 2015 Order and then stayed the Mylan appeal pending resolution of the Hospira appeal. Following the en banc decision in the Hospira appeal described above, the Federal Circuit Court lifted the stay. The Mylan appeal was ordered to be a companion appeal to the Hospira appeal and was decided by the same judges as the Hospira appeal. The parties were ordered to file new briefs incorporating the en banc decision. The parties submitted revised briefs and this briefing was completed in October 2016. The Federal Circuit Court heard oral argument on December 6, 2016. Mylan’s ANDA received tentative approval from the FDA in February 2017. On April 6, 2017, the Federal Circuit issued a decision reversing the district court’s finding of infringement of the ‘727 patent and affirming the lower court’s summary judgment of non-infringement of the ‘343 patent. On April 7, 2017, Mylan filed an emergency motion to accelerate the time for any petition for rehearing and issuance of a mandate. On April 11, 2017, we opposed this motion and on April 12, 2017 the Federal Circuit Court denied Mylan’s request. On May 5, 2017, we filed with the Federal Circuit Court a petition for rehearing or en banc review. On May 12, 2017, the Federal Circuit Court invited Mylan to respond which they did on May 19, 2017. On May 23, 2017, we filed a motion to file a reply brief. On May 30, 2017, the Federal Circuit Court denied the motion for a reply and on June 6 denied our petition for panel rehearing. The Federal Circuit Court then issued its mandate on June 13, 2017. On June 9, 2017, Mylan filed in the district court a motion to amend the court’s October 27, 2014 judgment. On June 22, 2017, we filed our opposition to amend the final judgment and also moved for a new trial on the doctrine of equivalents of the ‘727 patent. On June 25, 2017, Mylan opposed the motion for a new trial and we filed our reply on June 26th. On June 28, 2017, the district court issued an order granting Mylan’s motion to amend the final judgment and denied our motion for a new trial. The district court entered an amended final judgment on June 28, 2017. Following further briefing by the parties, on October 30, 2017 the district court determined that Mylan was the prevailing party and awarded certain court costs.

Dr. Reddy’s Laboratories, Inc.

In March 2011, we were notified that Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On April 28, 2011, we filed suit against Dr. Reddy’s Laboratories, Ltd., Dr. Reddy’s Laboratories, Inc. and Gland Pharma, Inc., which we refer to collectively as Dr. Reddy’s, in the U.S. District Court for the District of New Jersey for infringement of the ‘727 patent and ‘343 patent. Dr. Reddy’s answer denied infringement of the ‘727 patent and ‘343 patent and raised counterclaims of non-infringement and invalidity of the ‘727 patent and ‘343 patent. On May 11, 2012, Dr. Reddy’s filed a motion for summary judgment. On October 2, 2012, the district court held oral argument on Dr. Reddy’s summary judgment motion and conducted a Markman hearing. On October 15, 2012, the district court denied Dr. Reddy’s summary judgment motion. A Markman decision was issued by the district court on January 2, 2013. On January 25, 2013, Dr. Reddy’s filed a second summary judgment motion this time for non-infringement. At the direction of the district court, on May 13, 2013, the motion was withdrawn by Dr. Reddy’s. We have pending motions seeking further fact discovery of Dr. Reddy’s. The parties have yet to enter the expert phase of the case. On May 12, 2015 the district court issued a Stipulation and Order staying the case as Dr. Reddy's had yet to respond to an FDA Complete Response Letter dated December 7, 2012. In June 2016, Dr. Reddy’s responded to the FDA’s Complete Response Letter. As a result, following a joint submission by the parties, the district court on July 22, 2016 ordered the stay vacated and reopened discovery of Dr. Reddy’s ANDA. Following the decision by the Federal Circuit in the above Mylan appeal, the district court set a schedule for the exchange of expert reports and additional fact discovery. Following settlement discussions, the case was settled and a final judgment finding the ‘727 and ‘343 patents valid, enforceable and infringed by Dr. Reddy’s ANDA product was entered by the district court in December 2017. In connection with the Dr. Reddy’s settlement, we entered into a license agreement with Dr. Reddy’s under which Dr. Reddy’s agreed to pay us a one-time license fee and we granted Dr. Reddy’s a non-exclusive license under the ‘727 patent and ‘343 patent to sell a generic bivalirudin for injection product under Dr. Reddy’s ANDA in the United States. The settlement documents were submitted to the FTC and DOJ in December 2017.

Sun Pharmaceutical Industries LTD

In October 2011, we were notified that Sun Pharmaceutical Industries LTD had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On November 21, 2011, we filed suit against Sun Pharma Global FZE, Sun Pharmaceutical Industries LTD., Sun Pharmaceutical Industries Inc., and Caraco Pharmaceutical Laboratories, LTD., which we refer to collectively as Sun, in the U.S. District Court for the District of New Jersey for infringement of the ‘727 patent and ‘343 patent. The case has been assigned to the same judge and magistrate judge as the Dr. Reddy’s action. Sun’s answer denied infringement of the ‘727 patent and ‘343 patent. On June 7, 2012, the district court held an initial case scheduling conference. The parties proceeded with fact discovery. Following a December 20, 2013 status conference, the parties began discussing a stay in the case. Following further conferences with the district court a stipulation to stay the case was submitted and subsequently entered by the district court on April 1, 2014. Following settlement discussions, the case was settled and a final judgment finding the ‘727 and ‘343 patents valid, enforceable and infringed by Sun’s ANDA product was entered by the district court on March 27, 2015. In connection with the Sun settlement, we entered into a license agreement with Sun under which we granted Sun a non-exclusive license under the ‘727 patent and ‘343 patent to sell a generic bivalirudin for injection product under Sun’s ANDA in the United States beginning on June 30, 2019 or earlier in certain circumstances. The settlement documents were submitted to the FTC and DOJ in March 2015.

Apotex Inc.

In March 2013, we were notified that Apotex Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On May 1, 2013, we filed suit against Apotex Inc. and Apotex Corp., which we refer to collectively as Apotex, in the U.S. District Court for the District of New Jersey for infringement of the ‘727 and ‘343 patents. The case has been assigned to the same judge and magistrate judge as the Dr. Reddy’s and Sun actions. Apotex filed its answer on July 19, 2013 and raised counterclaims of non-infringement and invalidity. A scheduling conference before the magistrate judge was held on December 16, 2013. Following a subsequent conference on April 15, 2014 and further directions from the district court to resubmit a discovery schedule, the district court entered a revised discovery schedule on July 17, 2014. A Markman hearing commenced on January 22, 2015 and was completed on March 3, 2015. Following the July 2, 2015 Hospira decision, the parties requested and the district court entered an order staying the case until the Federal Circuit Court issues a mandate in the Hospira appeal. Following the Hospira en banc decision in July 2016, we moved the district court to lift the stay to resume fact discovery of Apotex’s ANDA, which Apotex opposed. The magistrate judge granted our request and issued an order on September 13, 2016 reinstating the case and ordered certain discovery to proceed. On September 23, 2016, Apotex filed a motion to vacate the September 13th order. Oral argument on the motion was held on October 17, 2016 and the district court entered an order that ANDA discovery could proceed. In addition, in October 2016, the district court ordered Apotex to give us 10-days’ notice before any at risk launch. The parties requested and the district court agreed to stay this case pending the above discussed Hospira and Mylan appeals. The district court conducted a status conference on February 6, 2018 and ordered the parties to exchange certain documents. A settlement conference has been set for March 21, 2018. The district court has not set a schedule for expert phase or a trial date.

Exela Pharma Sciences, LLC

In March 2014, we were notified that Exela Pharma Sciences, LLC, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On April 25, 2014, we filed suit against Exela Pharma Sciences, LLC, Exela PharmSci, Inc. and Exela Holdings, Inc., which we collectively refer to as Exela, in the U.S. District Court for the Western District of North Carolina for infringement of the ‘727 and ‘343 patents. Exela filed its answer on June 3, 2014 and raised counterclaims of non-infringement, invalidity and unenforceability due to inequitable conduct. We filed a reply on July 11, 2014. The parties have conducted a Rule 26 conference. The district court has set a pretrial schedule through a June 2015 Markman hearing. On November 4, 2014, Exela filed a motion for judgment on the pleadings based on noninfringement. The motion was fully briefed on December 23, 2014. Claim construction discovery was under way. Following the July 2, 2015 Hospira decision, the parties requested and the court entered an order staying the case until the Federal Circuit Court issues a mandate in the Hospira appeal. On January 29, 2016, even though no mandate from the Hospira appeal has issued, Exela filed a motion to lift the stay and resume claim construction proceedings and other pretrial matters. On February 29, 2016, the district court denied Exela’s motion to lift the stay on the case. Following the Hospira en banc decision in July 2016, we moved to lift the stay. Exela opposed the motion but indicated it would agree to lift the stay under certain conditions. In a September 29, 2016 order, the magistrate judge ruled the case should remain stayed. On September 1, 2017, the case was reassigned to another judge, also of the Western District of North Carolina.

Accord Healthcare Inc., USA

In June 2014, we were notified that Accord Healthcare Inc., or Accord, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On July 24, 2014, we filed suit against Accord and its parent, Intas Pharmaceuticals Ltd., or Intas, in the U.S. District Court for the Middle District of North Carolina for infringement of the ‘727 patent and ‘343 patent. On September 26, 2014, Accord and Intas filed an answer denying infringement and asserting that the ‘727 and ‘343 patents are invalid. The parties have conducted a Rule 26 conference. The district court has set February 17, 2016 for the close of all discovery and October 3, 2016 as a trial date. Following the July 2, 2015 Hospira decision, the parties requested and the district court entered an order staying the case until the Federal Circuit Court issues a mandate in the Hospira appeal. Following discussions, the parties agreed to a settlement and an order for judgment and permanent injunction was filed in February 2018, pursuant to which the parties seek a finding that the ‘727 and ‘343 patents are valid, enforceable and infringed by Accord’s ANDA product. In connection with the Accord settlement, we entered into a license agreement with Accord under which Accord agreed to pay us a royalty on net sales Accord’s bivalirudin product and we granted Accord a non-exclusive license under the ‘727 patent and ‘343 patent to sell a generic bivalirudin for injection product under its ANDA in the United States. The settlement documents were submitted to the FTC and DOJ in February 2018. Accord’s ANDA received tentative approval from the FDA in April 2016.

Aurobindo Pharma Limited

In March 2014, we were notified that Aurobindo Pharma Limited had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On April 11, 2014, we filed suit against Aurobindo Pharma Limited and Aurobindo Pharma USA, Inc., which we refer to collectively as Aurobindo, in the U.S. District Court for the District of New Jersey for infringement of the ‘727 and ‘343 patents. The case has been assigned to the same judge and magistrate judge as the Dr. Reddy’s, Sun and Apotex actions. Aurobindo filed its answer on July 3, 2014 and raised counterclaims of non-infringement and invalidity. A scheduling conference before the magistrate judge was held on November 20, 2014. The parties engaged in fact discovery and claim construction exchanges. On April 6, 2015, the district court entered a revised fact and expert discovery schedule. Thereafter, the parties proposed a stay of the case pending a decision in the above-referenced Hospira appeal to the district court, which the district court entered on April 15, 2015. Following the July 2, 2015 Hospira decision, the district court was informed of the decision and the parties requested the present stay to remain in effect until Federal Circuit Court issues a mandate in the Hospira appeal. The district court entered this request on July 20, 2015. On April 27, 2017, Aurobindo filed a motion to lift the stay. We filed an opposition on May 22, 2017 and in the alternative proposed a schedule to complete fact and expert discovery. On May 30, 2017, Aurobindo filed a reply and on August 16, 2017, the district court lifted the stay. On September 8, 2017, Aurobindo filed an amended answer adding additional counterclaims and defenses. On October 6, 2017, we filed our response to these new claims. On October 9, 2017, Aurobindo filed a motion for judgment on the pleadings pursuant to Rule 12(c). Following settlement discussions, the case was settled and a final judgment finding the ‘727 and ‘343 patents valid, enforceable and infringed by Aurobindo’s ANDA product was entered by the district court on November 22, 2017. In connection with the Aurobindo settlement, we entered into a license agreement with Aurobindo under which Aurobindo agreed to pay us a royalty on net sales Aurobindo’s bivalirudin product and we granted Aurobindo a non-exclusive license under the ‘727 patent and ‘343 patent to sell a generic bivalirudin for injection product under its ANDA in the United States. The settlement documents were submitted to the FTC and DOJ in November 2017. Aurobindo’s ANDA received tentative approval from the FDA in December 2015.

Sagent Pharmaceuticals Inc.

In July 2015, we were notified that Sagent Pharmaceuticals Inc., or Sagent, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent and ‘343 patent. On August 26, 2015, we filed suit against Sagent in the U.S. District Court for the Northern District of Illinois for infringement of the ‘727 patent and ‘343 patent. Sagent filed its answer on November 30, 2015 and raised counterclaims of non-infringement and invalidity. We filed a reply on December 22, 2015. A scheduling conference was held on January 21, 2016. The case has been stayed pending resolution of the Hospira en banc appeal. At a September 13, 2016 status conference, the parties jointly requested the stay be lifted and discovery proceed on our claim that Sagent’s ANDA infringes the ‘727 and ‘343 patents. In addition to a proposed case schedule, the parties submitted a joint partial judgment wherein Sagent acknowledged that the claims at issue in the Hospira and Mylan appeals, if found valid, will be valid in this case and Sagent’s invalidity claims are dismissed with prejudice. To the extent the Federal Circuit Court in the Hospira and Mylan matters finds any claim invalid, the parties agreed that the partial judgment will be vacated. Sagent’s ANDA received tentative approval in March 2015, but is subject to a Hatch-Waxman 30-month stay until 2018. Following settlement discussions, the case was settled. On December 20, 2017, the district court entered a stipulation of dismissal and judgment dismissing both the complaint and Sagent’s declaratory judgment counterclaims with prejudice.

Akorn, Inc.

In October 2016, we were notified that Akorn, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On November 15, 2016, we filed suit against Akorn in the U.S. District Court for the District of New Jersey for infringement of the ‘727 and ‘343 patents. The case has been assigned to the same judge and magistrate judge as the Dr. Reddy’s, Sun, Apotex and Aurobindo actions. Akorn filed its answer on December 27, 2016 and raised counterclaims of non-infringement and invalidity. A scheduling conference before the magistrate judge was scheduled for February 14, 2017. The parties jointly requested the case be stayed pending the Federal Circuit Court appeals involving the ‘727 and ‘343 patents. On January 10, 2017, the district court ordered the case stayed.

Biogen Idec Litigation

On September 15, 2015, Biogen Idec, notified us that after completing an audit of our books and records for the fourth quarter of 2014, Biogen Idec believes it is owed additional royalties relating to Angiomax under our license agreement with Biogen Idec. On September 23, 2015, we filed suit against Biogen Idec in the United States District Court for the District of New Jersey seeking, inter alia, declaratory judgments that we have satisfied our obligations under the license agreement. On November 12, 2015, Biogen Idec answered the complaint denying our claims and asserting counterclaims for breach of contract. In February 2017, Biogen’s claim for audit costs was voluntarily dismissed.  The parties have completed fact and expert discovery. A trial date has not been set by the district court. We believe we will prevail in this suit, however, there can be no assurance that we will be successful. An adverse resolution could have a material adverse effect on our business, financial condition or results of operations.

Eagle Litigation

On February 2, 2016, we filed suit against Eagle Pharmaceuticals, Inc., or Eagle, SciDose LLC and TherDose Pharma Pvt. Ltd. for infringement of U.S. Patent Nos. 7,713,928, or the ’928 patent, and 7,803,762, or the ’762 patent, by Eagle’s New Drug Application No. 208298 for ready-to-use bivalirudin. In the lawsuit, we assert that the ‘928 and ‘762 patents are co-owned by us and Eagle and are exclusively licensed to us. The complaint also seeks a declaration that we are an owner and exclusive licensee of U.S. Patent Application No. 14/711,359 pursuant to the parties’ License and Development Agreement, which Eagle represents covers the product described in its NDA No. 208298. On March 25, 2016 defendants filed a motion to dismiss.  On April 18, 2016 we filed an amended complaint reasserting the original claims and raising additional claims of, inter alia, trademark infringement, unfair competition and tortious interference.  The trademark infringement claim asserts that Eagle’s mark for its ready-to-use bivalirudin, Kangio, infringes our Angiomax® mark and the Kengreal® mark.  On May 23, 2016 defendants filed a second motion to dismiss, which we opposed. On July 8, 2016, the Court entered a stipulation of dismissal of the trademark related claims in which defendants represented that they have abandoned their U.S. trademark applications for Kangio, they will not use the Kangio trademark in U.S. commerce for goods and services related to bivalirudin and/or anticoagulants, and that they have and/or will remove any reference to Kangio from any and all promotional and marketing material and any applicable labeling and packaging. On July 21, 2016, defendants filed a motion to bifurcate and stay our patent infringement claims. On August 18, 2016 the Court denied defendants’ second motion to dismiss on all counts and on September 9, 2016 the Court denied defendants’ motion to bifurcate and stay the patent infringement claims. On October 10, 2016, defendants filed a motion for summary judgment on the same grounds advanced in the motion to dismiss, which we have opposed. On March 15, 2017, the Court denied defendants’ motion for summary judgment. Defendants informed us that they are prepared and will deliver to us any actual physical materials and assign any intellectual property or sNDA related to the ready-to-use bivalirudin and, on October 4, 2017, based on the argument that this offer would resolve all federal claims in dispute, defendants filed a motion to dismiss the remaining claims for lack of subject matter jurisdiction. On October 16, 2017, defendants filed a motion to stay discovery pending a resolution on their motion to dismiss. On November 6, 2017, we filed an opposition to the defendants’ motion to dismiss and an opposition to defendants’ motion to stay discovery. Following settlement discussions, the parties agreed to settle the case and entered into a joint stipulation and order of dismissal with prejudice pursuant to which the case was dismissed with prejudice. As part of the settlement, Eagle agreed to make a one-time payment to us and assign to us all of Eagle’s respective rights, title, and interest, including intellectual property, to Eagle’s sNDA No. 208298.

SymBio Arbitration

On October 11, 2017, SymBio filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against us and our wholly owned subsidiary, Incline. In the Request for Arbitration, SymBio claims that we failed to provide adequate assurances of performance of, or, alternatively, have rendered ourselves unable to perform, our obligations under the license agreement between us, Incline and SymBio relating to the development and commercialization of IONSYS in Japan. As a result, SymBio seeks compensatory damages in an amount of $82 million. On December 15, 2017, we filed an Answer and Counterclaim denying SymBio’s allegations, asserting defenses to SymBio’s claims, and bringing a counterclaim for breach of contract. We are seeking compensatory damages in an amount of $10 million. We intend to defend ourselves vigorously in this matter and pursue all relief to which we are entitled.

Silence Therapeutics Litigation

In July 2017, Silence issued, and in October 2017 served, a claim in the High Court of Justice, Chancery Division, Patents Court in the United Kingdom, naming The Medicines Company UK Ltd., our wholly owned subsidiary, Alnylam and Alnylam UK Limited, as co-defendants. In Silence’s claim, it seeks a determination that it is entitled to supplementary protection certificates, or SPCs, based on Silence’s European Patent No. 2,258,847, or the ‘847 patent, and the prospective European regulatory approvals for inclisiran and for certain of Alnylam’s product candidates. This is based on Silence’s assertion that inclisiran and the cited Alnylam product candidates fall within the scope of the ‘847 patent. An SPC is an intellectual property right that could extend the life of the ‘847 patent in relation to a specified product for a period of up to five additional years bringing the expiration date up to 2028. In addition, Silence is seeking costs, interest and other unspecified relief. On October 31, 2017, we acknowledged service of the claim served by Silence and on November 30, 2017, submitted substantive defenses to the claim.
On October 27, 2017, we and Alnylam filed and served a claim against Silence Therapeutics GmbH and Silence in the High Court seeking revocation of the ‘847 patent, as well as a declaration of non-infringement by inclisiran and certain of Alnylam’s product candidates of the ‘847 patent, and costs and interest among other potential remedies. On November 14, 2017, Silence filed a defense to our claim along with counterclaims alleging infringement of the ‘847 patent by inclisiran and certain of Alnylam’s product candidates. On December 11, 2017, we filed an answer and defense to the counter claims.

The High Court has set a trial date of December 3, 2018 for all claims between Silence and the Defendants.

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

	Common Stock Price
	High	Low
Year Ended December 31, 2017
First Quarter	$55.28	$32.61
Second Quarter	$55.95	$36.91
Third Quarter	$43.79	$32.39
Fourth Quarter	$39.44	$25.40
Year Ended December 31, 2016
First Quarter	$37.48	$27.50
Second Quarter	$39.08	$31.15
Third Quarter	$41.79	$33.29
Fourth Quarter	$41.07	$30.80
American Stock Transfer & Trust Company is the transfer agent and registrar for our common stock. As of the close of business on February 26, 2018, we had 154 holders of record of our common stock.
Dividends
We have never declared or paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors.

Performance Graph
The graph below matches our cumulative five-year total return on common equity with the cumulative total returns of The NASDAQ Composite Index and The NASDAQ Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2012 to December 31, 2017. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Medicines Company (The), the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
Medicines Company (The)
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/12*	12/13*	12/14*	12/15*	12/16*	12/17*
The Medicines Company	100.00	161.12	115.44	155.78	141.59	114.06
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
NASDAQ Biotechnology	100.00	174.05	230.33	244.29	194.95	228.29

*	Fiscal year ended December 31.
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.	Selected Financial Data.
In the table below, we provide you with our selected consolidated financial data for the periods presented. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2017, 2016, 2015, 2014, and 2013. We have made certain reclassifications to the selected financial data associated with our presentation of the infectious disease business and hemostasis business as discontinued operations. Refer to Note 23 “Discontinued Operations,” in Appendix A to this Annual Report on Form 10-K.
You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Statements of Operations Data
Net product revenues	$18,980	$71,956	$240,688	$657,533	$624,519
Royalty revenues	25,809	71,205	53,859	—	—
Total net revenues	44,789	143,161	294,547	657,533	624,519
Operating expenses:
Cost of product revenues	47,193	60,653	103,986	228,514	216,607
Asset impairment charges	392,097	—	—	—	—
Research and development	138,370	92,107	90,388	96,257	104,354
Selling, general and administrative	132,225	212,482	285,300	281,818	252,233
Total operating expenses	709,885	365,242	479,674	606,589	573,194
(Loss) income from operations	(665,096)	(222,081)	(185,127)	50,944	51,325
Co-promotion and license income	7,549	3,854	10,132	24,236	17,383
Gain on remeasurement of equity investment	—	—	22,597	—	—
Gain on sale of investment	—	—	19,773	—	—
Gain on sale of assets	—	288,301	—	—	—
Loss on extinguishment of debt	—	(5,380)	—	—	—
Legal settlement	—	—	5,000	25,736	—
Loss in equity investment	—	—	—	(1,711)	—
Investment impairment	—	—	—	(7,500)	—
Interest expense	(48,564)	(44,463)	(37,092)	(15,701)	(15,531)
Other income	1,840	346	188	918	1,420
(Loss) income from continuing operations before income taxes	(704,271)	20,577	(164,529)	76,922	54,597
Benefit from (provision for) income taxes	96,576	(67)	29,733	(18,808)	(17,394)
(Loss) income from continuing operations	(607,695)	20,510	(134,796)	58,114	37,203
Loss from discontinued operations, net of tax	(100,678)	(139,682)	(217,950)	(90,462)	(21,943)
Net (loss) income	(708,373)	(119,172)	(352,746)	(32,348)	15,260
Net loss (income) attributable to non-controlling interest	—	54	(10)	138	252
Net (loss) income attributable to The Medicines Company	$(708,373)	$(119,118)	$(352,756)	$(32,210)	$15,512

Basic (loss) earnings per common share attributable to The Medicines Company:
(Loss) earnings from continuing operations	$(8.40)	$0.29	$(2.02)	$0.90	$0.64
Loss from discontinued operations	(1.39)	(2.00)	(3.26)	(1.40)	(0.38)
Basic (loss) income per share	$(9.79)	$(1.71)	$(5.28)	$(0.50)	$0.26

Diluted (loss) earnings per common share attributable to The Medicines Company:
(Loss) earnings from continuing operations	$(8.40)	$0.28	$(2.02)	$0.87	$0.60
Loss from discontinued operations	$(1.39)	(1.91)	(3.26)	(1.36)	(0.35)
Diluted (loss) income per share	$(9.79)	$(1.63)	$(5.28)	$(0.49)	$0.25

Shares used in computing basic (loss) earnings per common share	72,356	69,909	66,809	64,473	58,096
Shares used in computing diluted (loss) earnings per common share	72,356	73,022	66,809	66,668	62,652

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data
Cash and cash equivalents, available for sale securities and accrued interest receivable	$151,359	541,835	373,173	$370,741	$376,727
Working capital	387,812	409,328	298,670	220,071	417,188
Total assets*	872,983	1,705,211	1,795,516	1,881,769	1,736,014
Long-term liabilities*	672,577	807,570	512,406	557,855	669,600
Accumulated deficit	(1,257,356)	(548,983)	(429,865)	(77,109)	(44,899)
Total stockholders’ equity	24,914	651,983	731,774	920,091	892,161
* Reclassified debt issuance costs of $2.4 million and $9.0 million related to the 2017 Notes and 2022 Notes, respectively, as of December 31, 2016 and $3.9 million, $5.3 million and $6.4 million as of December 31, 2015, 2014 and 2013, respectively, related to the 2017 Notes from Total assets and Long-term liabilities in connection with the adoption of ASU 2015-03.

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
Overview
Our Business

We are a biopharmaceutical company driven by an overriding purpose - to save lives, alleviate suffering and contribute to the economics of healthcare. Our goal is to create transformational solutions to address the most pressing healthcare needs facing patients, physicians and providers in cardiovascular care. We are focused on inclisiran, an investigational agent which is potentially a first-in-class lipid-lowering drug, to reduce LDL-cholesterol, or LDL-C, which is commonly referred to as “bad” cholesterol, in patients with atherosclerotic cardiovascular disease, or ASCVD, or cardiovascular risk-equivalents. We believe that inclisiran possesses favorable attributes that competitive products do not possess, would satisfy unmet medical needs and has the potential to improve the economics of healthcare. We have the right to develop, manufacture and commercialize inclisiran under our collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam. In addition, we market Angiomax® (bivalirudin) in the United States primarily through a supply and distribution agreement with Sandoz Inc., or Sandoz, under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax.

On November 3, 2015, we announced that we were in the process of evaluating our operations with a goal of unlocking and maximizing stockholder value. In particular, we stated our intention was to explore strategies for optimizing our capital structure and liquidity position and to narrow our operational focus by strategically separating non-core businesses and products in order to generate non-dilutive cash and reduce associated cash burn and capital requirements.

As a result of our decision to narrow our operational focus, we have completed the following transactions:

•
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

•
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

•
On January 5, 2018, we completed the sale of our infectious disease portfolio, consisting of the products Vabomere, Orbactiv and Minocin IV and line extensions thereof, and substantially all of the assets related thereto, other than certain pre-clinical assets, to Melinta Therapeutics, Inc., or Melinta. At the completion of the sale, we received approximately $166.4 million and 3,313,702 shares of Melinta common stock having a market value, based on Melinta's closing share price on January 5, 2018, of approximately $54.5 million. In addition, we are entitled to receive (i) a cash payment payable 12 months following the closing of the transaction equal to $25 million; (ii) a cash payment payable 18 months following the closing of the transaction equal to $25 million; and (iii) tiered royalty payments of 5% to 25% on worldwide net sales of (a) Vabomere and (b) Orbactiv and Minocin IV, collectively.

Consistent with our intentions announced in November 2015, in January 2017 we announced that we were seeking opportunities to partner or divest Ionsys (fentanyl iontophoretic transdermal system). Although we continue to seek a partnership or divestiture transaction for Ionsys, in June 2017 we commenced a voluntary discontinuation and withdrawal of Ionsys from the market and ceased related commercialization activities, with the regulatory authorizations for Ionsys remaining open. Concurrent with this market withdrawal, we commenced implementation of a workforce reduction, which resulted in the reduction of 57 employees, representing approximately 15% of our workforce. Our workforce reductions are described in more detail below. In addition, in

August 2017, we announced that we are discontinuing the clinical development program for MDCO-700, an investigational anesthetic agent.

Our revenues to date have been generated primarily from sales of Angiomax in the United States. In 2017, we had net product revenues from sales of Angiomax of approximately $18.8 million. During this period, net product revenues from sales of Angiomax decreased by $31.8 million from 2016. As a result of our July 2015 supply and distribution agreement with Sandoz, we recognized $25.8 million of royalty revenues related to the authorized generic sales of Angiomax (bivalirudin) in 2017. We expect that net product revenues from sales of Angiomax will continue to decline in 2017 and in future years due to competition from generic versions of Angiomax following the loss of market exclusivity in the United States in July 2015 and in Europe in August 2015. Based on our current business, we expect to incur net losses for the foreseeable future.

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

Business Development Activity

Sale of Infectious Disease Products. On January 5, 2018, we completed the sale of our infectious disease portfolio, consisting of the products Vabomere, Orbactiv and Minocin IV and line extensions thereof, and substantially all of the assets related thereto, other than certain pre-clinical assets, to Melinta. At the completion of the sale, we received approximately $166.4 million and 3,313,702 shares of Melinta common stock having a market value, based on Melinta's closing share price on January 5, 2018, of approximately $54.5 million. In addition, we are entitled to receive (i) a cash payment payable 12 months following the closing of the transaction equal to $25 million; (ii) a cash payment payable 18 months following the closing of the transaction equal to $25 million; and (iii) tiered royalty payments of 5% to 25% on worldwide net sales of (a) Vabomere and (b) Orbactiv and Minocin IV, collectively.

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

Alnylam License Agreement. In February 2013, we entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize therapeutic products targeting the human proprotein convertase subtilisin/kexin type 9, or PCSK9, gene based on certain of Alnylam’s RNA interference technology. Under the terms of the agreement, we obtained the exclusive, worldwide right under Alnylam’s technology to develop, manufacture and commercialize PCSK9 products for the treatment, palliation and/or prevention of all human diseases. We paid Alnylam $25.0 million in an initial license payment and agreed to pay up to $180.0 million in success-based development, regulatory and commercialization milestones. In December 2014, we paid a development milestone payment of $10.0 million based upon the initiation of a Phase 1 clinical trial for inclisiran and in January 2018 we paid a development milestone payment of $20.0 million based upon the initiation of our phase 3 study for inclisiran. In addition, Alnylam will be eligible to receive scaled double-digit royalties based on annual worldwide net sales of PCSK-9 products by us or our affiliates and sublicensees. Royalties to Alnylam are payable on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, and the twelfth anniversary of the first commercial sale of the product in such country. The royalties are subject to reduction in specified circumstances. We are also responsible for paying royalties, and in some cases milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products. Alnylam was responsible for developing the lead product through the end of the first Phase 1 clinical trial and to supply the lead product for the first Phase 1 clinical trial and the first phase 2 clinical trial. Alnylam will bear the costs for these activities, subject to certain caps on its costs. If Alnylam's development and supply costs exceed the applicable cap, Alnylam need not bear any additional development and supply costs except for costs directly caused by Alnylam's gross negligence and we shall have the option to assume such excess costs. We will direct and pay for all other development, manufacturing and commercialization activities under the agreement.

Workforce Restructuring

In 2017 and 2018, we conducted a series of workforce reductions, as described below. Our intention is to reduce our personnel to less than 60 employees as we announced in October 2017. Upon signing release agreements, affected employees have received, or are eligible to receive, a severance package, including reduction payments and fully paid health care coverage and outplacement services for six months to a year.

In June 2017, in connection with our voluntary discontinuation and withdrawal of Ionsys from the market in the United States, we commenced a workforce reduction, which resulted in the reduction of 57 employees, representing approximately 15% of our workforce.

Commencing in December 2017 and continuing through 2018, we are implementing a series of workforce reductions to focus on inclisiran, improve efficiencies and better align costs and structure. All employees who will be impacted by these reductions have been informed as to their respective timing of departure. Through February 27, 2018, 27 employees have been terminated and 136 employees were transferred as part of the sale of the infectious disease business unit to Melinta. An additional 115 employees will be terminated through the remainder of the year, with the vast majority by midyear. Included in the 115 employees are 23 employees based in San Diego who are working on early stage infectious disease projects. We expect to sell or spin out those assets and employees by midyear. These workforce reductions are expected to reduce headcount costs included in operating expenses by approximately $74.0 million on an annualized basis.

Angiomax Developments

We sell Angiomax in the United States under our name as a branded Angiomax product, and, on July 2, 2015, entered into a supply and distribution agreement with Sandoz under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). We entered into the supply and distribution agreement as a result of the July 2, 2015 U.S. Court of Appeals for the Federal Circuit, or Federal Circuit Court, ruling against us in our patent infringement litigation with Hospira, Inc., or Hospira, with respect to U.S. Patent No. 7,582,727, or the ‘727 patent, and U.S. Patent No. 7,598,343, or the ‘343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. In addition to Hospira, other generic firms have entered the market. APP Pharmaceuticals LLC, or APP, through its affiliated company, Fresenius Kabi, commenced selling its generic version of Angiomax under provisions of a settlement agreement with us triggered by the Federal Circuit Court’s July 2, 2015 decision in the Hospira matter. Apotex Inc. and Dr. Reddy’s Laboratories have each also commenced commercialization of generic bivalirudin products upon receiving final approval if their respective ANDA filings by the FDA even though we remain in active litigation against Apotex and only recently settled with Dr. Reddy’s Laboratories. In addition, Mylan Pharmaceuticals, Inc., or Mylan, commenced marketing its generic bivalirudin product following a decision by the Federal Circuit Court in Mylan’s appeal that reversed an earlier district court decision that found that Mylan’s ANDA product infringed all of the asserted claims of the ‘727 patent. In addition, in January 2018 Baxter International Inc., or Baxter, announced that the FDA approved Baxter’s ready-to-use formulation of bivalirudin for use as an anticoagulant in patients undergoing percutaneous coronary intervention, or PCI.

A number of companies in addition to Hospira, Mylan, APP, Apotex Inc. and Dr. Reddy’s Laboratories have filed ANDAs for their generic versions of Angiomax. In addition to the generic versions and the ready-to-use version of bivalirudin currently being sold, Angiomax could be subject to further generic competition in the United States from Teva Pharmaceuticals USA, Inc. and its affiliates, or Teva, and other generic ANDA filers that we have settled with, under the circumstances set forth in our respective settlement agreements with such parties and upon a final approval of each company's ANDA filings by the FDA. Pliva Hrvatska DOO, an affiliate of Teva, currently has tentative approval for its ANDA filing for its generic version of Angiomax. Other ANDA filers may commercialize their products ‘at risk’ if they receive final approval of their respective ANDA filings and are not subject to a Hatch-Waxman 30-month stay. Further, we remain in infringement litigation involving the ‘727 patent and ‘343 patent with the other ANDA filers. See Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K for descriptions of our litigation with ANDA filers and related settlements. . There can be no assurance as to the outcome of our infringement litigation. We may continue to incur further legal expenses related to these matters.
The principal patent covering Angiomax in Europe expired in August 2015. As a result, we face generic competition in Europe. We are in the process of voluntarily discontinuing and withdrawing Angiomax from the market outside of North America and ceasing related commercial activities.

Agreements with Biomedical Advanced Research and Development Authority (BARDA)

2016 BARDA OTA Agreement. In September 2016, we entered into an agreement with the Biomedical Advanced Research and Development Authority, or BARDA, of the U.S. Department of Health and Human Services, or HHS. This agreement, which we refer to as the BARDA OTA agreement, was established under HHS’s Other Transaction Authority, known as OTA. Under the BARDA OTA agreement, we have the potential to receive up to $132.0 million in funding to support the development of early and late stage antibacterial candidates. The BARDA OTA agreement is a cost-sharing arrangement that consists of an initial base period and four option periods that BARDA may exercise in its sole discretion pursuant to the agreement. The BARDA OTA agreement provides for an initial commitment by BARDA of $32.0 million for the base period, and up to an additional $100.0 million if the remaining four options are exercised by BARDA. As of December 31, 2017, BARDA has committed $32.0 million for the base period and no additional options have been exercised. As of December 31, 2017, approximately $29.4 million of funds obligated during the exercised option periods remain available for reimbursement under the BARDA OTA agreement. Under this cost-sharing arrangement, we will be responsible for a portion of the costs associated with each period of work. If all option periods are exercised by BARDA, the estimated period of performance is expected to end in 2021, unless extended by the parties. Either party is entitled to terminate the agreement for convenience, in whole or in part upon 90 days written notice, and BARDA’s future period obligations are subject to Congressionally approved annual appropriations. We expect to use the total award under the BARDA OTA agreement to support non-clinical development activities, non-clinical toxicology, clinical studies, manufacturing, program management, and associated regulatory activities designed to advance a portfolio of potential new antibiotic drug candidates targeting drug resistant bacteria. Under our purchase and sale agreement with Melinta, we are reasonably cooperating with Melinta so that BARDA can enter into a new agreement with Melinta with respect to the provisions of the BARDA OTA that are related to Vabomere.

2014 BARDA Agreement. In February 2014, our former subsidiary Rempex entered into a cost-sharing agreement with BARDA, which we refer to as the 2014 BARDA agreement. As part of the divestiture of our infectious disease portfolio to Melinta, Melinta acquired Rempex and its assets, including the 2014 BARDA agreement and any obligations under the agreement. We are in the process of working with BARDA and Melinta to transfer the 2014 BARDA agreement to Melinta.

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
The 2022 notes are our senior unsecured obligations and will rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the 2022 notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated (including the 2023 notes); effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other liabilities (including trade payables) incurred by our subsidiaries.
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
As part of the June 2016 repurchase of $220.0 million in aggregate principal amount of the 2017 Notes, we settled the related hedges and warrants for a net cash receipt of $12.6 million. On June 1, 2017, in connection with the maturity of the 2017 notes, we settled the note hedges and received from the note hedge counterparties approximately 820,000 shares of our common stock at an average price of $48.79 per share. The redemption offset the dilution with respect to the 819,901 shares of our common stock that were issued upon the conversion of the 2017 notes. The shares delivered to us in connection with the redemption of the 2017 note hedges are held by us as treasury shares. The remaining warrants, which were settled in December 2017, and the concurrent redemption of the note hedges, provide the holders the right to purchase up to approximately two million shares of our common stock, subject to customary antidilution adjustments, at a strike price of $34.20 per share. The warrants had a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock, as measured under the terms of the warrants, exceeds the applicable strike price. The warrants were net-settled issuing common stock. The holders of the 2017 Warrants exercised 787,680 warrants on a net basis and as a result we issued 44,283 shares of common stock.

U.S. Healthcare Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which was amended by the Health Care and Education Reconciliation Act of 2010. The PPACA, as amended, contains numerous provisions that impact the pharmaceutical and healthcare industries and it empowers the Department of Health and Human Services, or HHS, to implement a number of related healthcare reform measures that are likely to have a broad impact on the pharmaceutical and healthcare industry. We are continually evaluating the impact of the PPACA and other healthcare reform-related programs and regulations on our business, including potential PPACA repeal and replacement. As of the date of this Annual Report on Form 10-K, we have not identified any provisions that currently materially impact our business and results of operations. However, the potential impact of the PPACA and other healthcare reform measures on our business and results of operations is inherently difficult to predict because many of the details regarding the implementation of this legislation have not been determined. In addition, the impact on our business and results of operations may change as and if our business evolves. On December 22, 2017, Congress passed and President Trump signed bill entitled “To provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018,” which, among other things, repealed the PPACA individual mandate. President Trump and HHS Secretary Azar have announced support for regulatory provisions that would limit PPACA and number of healthcare reform programs initiated under the Obama administration. It remains unclear whether replacement programs will include similar limitations affecting reimbursement, although scrutiny over drug pricing and government costs is expected to continue. Similarly, efforts in Congress to reform Medicare and Medicaid may impact the pharmaceutical and healthcare industries.

Results of Operations

Years Ended December 31, 2017 and 2016

Total Net Revenues:

Total net revenues decreased 68.7% to $44.8 million in 2017 as compared to $143.2 million in 2016.

	Year Ended December 31,
	2017	2016	Change $	Change %
	(in thousands)
Net product revenues	$18,980	$71,956	$(52,976)	(73.6)%
Royalty revenues	25,809	71,205	(45,396)	(63.8)%
Total net revenues	$44,789	$143,161	$(98,372)	(68.7)%

Net Product Revenues:

The following table reflects the components of net product revenues for 2017 and 2016:

	Year Ended December 31,
	2017	2016	Change $	Change %
	(in thousands)
Angiomax	$18,842	$50,596	$(31,754)	(62.8)%
Other products	138	21,360	(21,222)	(99.4)%
Net product revenues	$18,980	$71,956	$(52,976)	(73.6)%

Net product revenues decreased by $53.0 million, or 73.6%, to $19.0 million in 2017 compared to $72.0 million in 2016, reflecting decreases of $49.0 million in the United States and of $3.9 million in international markets.

Angiomax. Net product revenues from sales of Angiomax decreased by $31.8 million, or 62.8%, to $18.8 million in 2017 compared to $50.6 million in 2016. The decrease in 2017 was due to further declines in price and volume as a result of the launch of generic versions of Angiomax in the United States in July 2015 by Hospira following a July 2, 2015 Federal Circuit Court decision in Hospira’s favor. Due to the Federal Circuit Court’s July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz, Angiomax is now subject to generic competition with the authorized generic and five generic bivalirudin products. In addition, in January 2018 Baxter announced that the FDA approved Baxter’s ready-to-use formulation of bivalirudin for use as an anticoagulant in patients undergoing PCI. Of the $18.8 million and $50.6 million of net product revenues from sales of Angiomax in 2017 and 2016, respectively, $10.4 million and $16.9 million, respectively, related to shipments of generic Angiomax to Sandoz.

Net product revenues in the United States in 2017 and 2016 reflect chargebacks related to the 340B Drug Pricing Program and rebates related to the PPACA. Under the 340B Drug Pricing Program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. Chargebacks related to the 340B Drug Pricing Program decreased to $2.9 million in 2017 compared to $7.4 million in 2016 primarily due to the reduction in wholesaler purchases. Rebates related to the PPACA increased to $1.4 million in 2017 compared to $1.3 million in 2016.

Other Products. Net product revenues from sales of Cleviprex, ready-to-use Argatroban, Kengreal and Ionsys decreased by $21.2 million, or 99.4%, to $0.1 million in 2017 from $21.4 million in 2016, primarily due to the sale of the Non-Core ACC Products in June 2016.

Royalty Revenues:

In 2017 and 2016, we recognized $25.8 million and $71.2 million, respectively, in royalty revenues related to the authorized generic sale of Angiomax to hospitals by Sandoz. Royalty revenues may decline in 2018 and in future years due to increased competition from other generic versions of Angiomax.

Cost of Product Revenues:

Cost of product revenues in 2017 were $47.2 million, or 105.4% of net product revenues, compared to $60.7 million, or 42.4% of net product revenues in 2016.

Cost of product revenues during these periods consisted of:

•	expenses in connection with the manufacture of our products sold, including expenses related to excess inventory offset by the positive impact of sales of previously reserved units;

•
royalty expenses under our agreement with Biogen and HRI related to Angiomax, our agreement with AstraZeneca related to Cleviprex and our agreement with Eagle Pharmaceuticals, Inc., or Eagle, related to ready-to-use Argatroban;

•	amortization of the costs of selling rights agreements, product licenses, developed product rights and other identifiable intangible assets, which result from product and business acquisitions;

•	logistics costs related to Angiomax, Cleviprex, ready-to-use Argatroban, Kengreal and Ionsys, including distribution, storage, and handling costs; and

•	expenses associated with the discontinuance and market withdrawal of Ionsys in the United States market, including a write-off of inventory, severance and other exit costs.

	Year Ended December 31,
	2017	% of Total	2016	% of Total
	(in thousands)		(in thousands)
Manufacturing/Logistics	$25,232	53.5%	$38,302	63.1%
Royalties	810	1.7%	3,960	6.5%
Impairment of inventory and amortization of acquired product rights and intangible assets	21,151	44.8%	18,391	30.4%
Total cost of product revenues	$47,193	100.0%	$60,653	100.0%

Cost of product revenues decreased by $13.5 million in 2017 compared to 2016. This decrease was mainly due to manufacturing and logistics costs, and royalty costs incurred in 2016 associated with Non-Core ACC products prior to those products being sold. For further details, see Note 22, “Dispositions,” in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K. These decreases were partially offset by increases in impairment of inventory of $8.2 million to $16.7 million in 2017 compared to $8.5 million in 2016, mainly attributed to Angiomax. These reserves were taken since we project that inventory will expire prior to the expected future sales. Manufacturing/logistics expenses also decreased in 2017 due to the reduction in Angiomax product sales.

Asset Impairment Charges:

In 2017 we recognized impairment charges of $226.5 million, $26.2 million and $11.4 million to reduce the carrying amounts of the product licenses, developed product rights, and fixed assets, respectively, associated with Ionsys to their estimated fair values of zero as a result of the discontinuation and market withdrawal of Ionsys which became effective on June 19, 2017. In the second quarter of 2017, we recognized impairment charges of $65.0 million to reduce the carrying amount of the in-process research and development associated with MDCO-700 to an estimated fair value of zero as a result of management’s decision to discontinue the MDCO-700 trials. In the fourth quarter of 2017, we recognized impairment charges of $63.0 million associated with changes in fair value of the contingent purchase price for Raplixa. See Note 14 “Fair Value Measurements,” in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K. These impairment charges were recorded in asset impairment charges in the accompanying consolidated statements of operations. For further details, see Note 1, “Nature of Business,” and Note 2, “Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K, for details regarding the Ionsys, MDCO-700 and contingent purchase price impairments.

Research and Development Expenses:

	Year Ended December 31,
	2017	% of Total	2016	% of Total
	(in thousands)		(in thousands)
Marketed products
Ionsys	$3,951	2.9%	$6,159	6.7%
Angiomax	(11)	—%	1,646	1.8%
Other	(250)	(0.1)%	3,377	3.7%
Total marketed products	3,690	2.7%	11,182	12.1%
Research and development product candidates
Inclisiran	118,721	85.8%	26,707	29.0%
MDCO-216	479	0.3%	33,856	36.8%
Other	15,480	11.2%	20,362	22.1%
Total research and development product candidates	134,680	97.3%	80,925	87.9%
Total research and development expenses	$138,370	100.0%	$92,107	100.0%

Research and development expenses increased $46.3 million in 2017 compared to 2016. The increase in research and development expenses during 2017 compared to 2016 was primarily due to increases in expenses associated with inclisiran. Research and development expenses related to inclisiran increased $92.0 million due to the acceleration of clinical trials and related manufacturing development costs. These increases were partially offset by decreases in research and development costs of $45.7 million associated products that were terminated or sold.

We expect research and development expenses in 2018 to increase primarily due to increased costs related to clinical trials for inclisiran.

Selling, General and Administrative Expenses:

	Year Ended December 31,
	2017	2016	Change $	Change %
	(in thousands)
Selling, marketing and promotional	$40,763	$103,560	$(62,797)	(60.6)%
General corporate and administrative	91,462	108,922	(17,460)	(16.0)%
Total selling, general and administrative expenses	$132,225	$212,482	$(80,257)	(37.8)%

Selling, general and administrative expenses decreased by $80.3 million in 2017 compared to 2016. This decrease is due to a decrease of $62.8 million in selling, marketing and promotional expenses and $17.5 million in general corporate and administrative expenses in 2017.

Selling, marketing and promotional expenses decreased by $62.8 million in 2017 primarily due to the sale of the Non-Core ACC Products, the discontinuation and market withdrawal of Ionsys and overall shift in corporate strategy and increased focus on research and development with respect to inclisiran.

General corporate and administrative expenses decreased by $17.5 million in 2017 primarily due to reorganization costs, reductions due to the implementation of workforce reduction initiatives from prior periods and the sale of the Non-Core ACC Products in 2016.

We expect our selling, general and administrative expenses will continue to decrease in 2018 due to a further decrease in headcount from the workforce reduction and the decrease in marketed products as a result of our sale of the infectious disease business to Melinta in early 2018.

Co-promotion and License Income:

	Year Ended December 31,		Change	Change
	2017	2016	$	%
	(In thousands)
Co-promotion and license income	$7,549	$3,854	$3,695	95.9%

During 2017 and 2016, we recognized $6.9 million and $2.5 million, respectively, in license income under our collaboration agreement with SymBio Pharmaceuticals Ltd., or SymBio. The increase in license income was due to the write-off of deferred income as a result of the termination of the agreement during the fourth quarter of 2017. The agreement terminated in connection with a legal dispute with SymBio, as described in Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K.

During 2017 and 2016, we recorded license income of $0.6 million and $0.6 million, respectively, under our collaboration agreement with SciClone Pharmaceuticals, or SciClone. During 2016, we recorded license income of $0.8 million in co-promotion income under our license agreement with Eagle related to ready-to-use Argatroban. The decrease in Eagle revenue was due to the sale of the Non-Core ACC Products in June 2016.

Gain on Sale of Assets:

	Year Ended December 31,
	2017	2016	Change $	Change %
	(in thousands)
Gain on sale of assets	$—	$288,301	$(288,301)	(100.0)%

During 2016, we recorded a gain of $288.3 million from the sale of the Non-Core ACC Products. For further details, see Note 22, “Dispositions,” in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K.

Loss on Extinguishment of Debt:

	Year Ended December 31,		Change	Change
	2017	2016	$	%
	(In thousands)
Loss on extinguishment of debt	$—	$(5,380)	$5,380	(100.0)%

During 2016, we recorded a loss of $5.4 million on the extinguishment of debt for the repurchase of $220.0 million principal amount of the 2017 notes. For further details, see Note 9, “Convertible Senior Notes,” in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K.

Interest Expense:

	Year Ended December 31,		Change	Change
	2017	2016	$	%
	(In thousands)
Interest expense	$(48,564)	$(44,463)	$(4,101)	(9.2)%
During 2017, we recorded approximately $48.6 million in interest expense related to the 2017 Notes, 2022 Notes, and 2023 Notes as compared to $44.5 million during 2016. The increase in interest expense in 2017 was due to a higher effective interest rates on the 2023 Notes. We expect a decrease in interest expense in 2018 as compared to 2017 as a result of lower debt as a result of the maturity of the 2017 Notes.

Other Income:

	Year Ended December 31,		Change	Change
	2017	2016	$	%
	(In thousands)
Other income	$1,840	$346	$1,494	431.8%
Other income, which is comprised of interest income and foreign currency transactions, increased by $1.5 million to $1.8 million in 2017, from $0.3 million in 2016. This increase was primarily due to interest income in 2017.

Benefit from (provision for) Income Taxes:

	Year Ended December 31,		Change	Change
	2017	2016	$	%
	(In thousands)
Benefit from (provision for) income taxes	$96,576	$(67)	$96,643	*
* Represents an increase in excess of 100%

Our income tax benefit, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. We recorded a benefit from income taxes of $96.6 million and a provision for income taxes of $0.1 million in 2017 and 2016, respectively, based on a loss from continuing operations before income taxes of $704.3 million and income from continuing operations before taxes of $20.6 million in 2017 and 2016, respectively. The 2017 income tax benefit is primarily a result of the commercialization of Vabomere and impairment of in-process research and development, or IPR&D, associated with MDCO-700, which created a discrete benefit of $89.7 million and the recognition of refundable corporate alternative minimum tax, or AMT, credits of $4.9 million as a result of the Tax Cuts and Jobs Act, or TCJA, and the reduction of accruals related to the settlement of foreign tax audits of $1.4 million. For further details regarding the impairment of IPR&D, see Note 7, “Intangible Assets and Goodwill,” in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K. Our effective income tax rates in 2017 and 2016 were approximately 13.7% and 0.3%, respectively. This change in the effective tax rate was primarily driven by the discrete benefits from the commercialization of Vabomere, impairment of IPR&D associated with MDCO-700, the recognition of refundable AMT credits and the reversal of foreign uncertain tax positions. The effective tax rates in 2017 and 2016 included the non-cash tax impact arising from changes in contingent consideration related to the acquisitions of Incline Therapeutics, Inc., or Incline, and Annovation BioPharma, Inc., or Annovation.

At December 31, 2017, we had a $239.5 million valuation allowance which fully offsets our net deferred tax assets. Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to realize our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence on a periodic basis in light of changing facts and circumstances. These include, without limitation, the status of litigation with respect to the Angiomax patents and the potential impact to projections of future taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits, the regulatory approval of products currently under development and the ability to achieve future anticipated revenues. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

On December 22, 2017, the TCJA was enacted which significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, repeals the corporate alternative minimum tax (AMT), imposes additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. As a result of this legislation, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the TCJA and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balances was $126.5 million which was offset fully by the provisional amount recorded related to the reversal of previously established valuation allowances against these deferred tax balances. The TCJA also permits any remaining AMT tax attribute carryforwards to be used to offset future taxable income and/or be refundable over the next several years. As a result, we recognized a provisional benefit of $4.9 million during the year ended December 31, 2017 related to the reversal of a previously established valuation allowance against our AMT tax attribute carryforwards and the related refundable amount has been classified in other assets in the accompanying consolidated balance sheet. In addition, based on our preliminary analysis, we do not believe that we have offshore earnings that would be subject to the mandatory transition tax.

While we have completed our provisional analysis of the income tax effects of the TCJA and recorded a reasonable estimate of such effects, the amounts recorded related to the TCJA may differ, possibly materially, due to, among other things, further refinement of our calculations, changes in interpretations and assumptions that we have made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions we may take as a result of the TCJA. We will complete our analysis over a one-year measurement period ending no later than December 22, 2018, and any adjustments during this measurement period will be included in loss from continuing operations as an adjustment to income tax expense/benefit in the reporting period when such adjustments are determined.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations.

Loss from Discontinued Operations, net of tax:

	Year Ended December 31,		Change	Change
	2017	2016	$	%
	(In thousands)
Loss from discontinued operations, net of tax	$(100,678)	$(139,682)	$39,004	*
* Represents a decrease in excess of 100%

For details on discontinued operations see Note 23 “Discontinued Operations,” in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K.

Years Ended December 31, 2016 and 2015
Net Revenues:

Total net revenues decreased 51.4% to $143.2 million in 2016 as compared to $294.5 million in 2015.

	Year Ended December 31,
	2016	2015	Change $	Change %
	(in thousands)
Net product revenues	$71,956	$240,688	$(168,732)	(70.1)%
Royalty revenues	71,205	53,859	17,346	32.2%
Total net revenues	$143,161	$294,547	$(151,386)	(51.4)%

Net Product Revenues:

The following table reflects the components of net product revenues for 2016 and 2015:

	Year Ended December 31,
	2016	2015	Change $	Change %
	(in thousands)
Angiomax	$50,596	$211,970	$(161,374)	(76.1)%
Other products	21,360	28,718	(7,358)	(25.6)%
Net product revenues	$71,956	$240,688	$(168,732)	(70.1)%

Net product revenues decreased by $168.7 million, or 70.1%, to $72.0 million in 2016 compared to $240.7 million in 2015, reflecting decreases of $160.9 million in the United States and of $7.8 million in international markets.

Angiomax. Net product revenues from sales of Angiomax decreased by $161.4 million, or 76.1%, to $50.6 million in 2016 compared to $212.0 million in 2015. The decrease in 2016 was due to further declines in price and volume as a result of the launch of generic versions of Angiomax in the United States in July 2015 by Hospira following a July 2, 2015 Federal Circuit Court decision in Hospira’s favor. Due to the Federal Circuit Court’s July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz, Angiomax is now subject to generic competition with the authorized generic and five generic bivalirudin products. In addition, in January 2018 Baxter announced that the FDA approved Baxter’s ready-to-use formulation of bivalirudin for use as an anticoagulant in patients undergoing PCI. Of the $50.6 million and $212.0 million of net product revenues from sales of Angiomax in 2016 and 2015, respectively, $16.9 million and $10.9 million, respectively, related to shipments of generic Angiomax to Sandoz.

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

Other Products. Net product revenues from sales of Cleviprex, ready-to-use Argatroban, Kengreal and Ionsys decreased by $7.4 million, or 25.6%, to $21.4 million in 2016 from $28.7 million in 2015, primarily due to decreases in ready-to-use Argatroban and Cleviprex net product revenues due to the sale of the Non-Core ACC Products in June 2016.

Royalty Revenues:

In 2016 and 2015, we recognized $71.2 million and $53.9 million, respectively, in royalty revenues related to the authorized generic sale of Angiomax to hospitals by Sandoz. Royalty revenues may decline in 2017 and in future years due to competition from other generic versions of Angiomax.

Cost of Product Revenues:

Cost of product revenues in 2016 were $60.7 million, or 84.3% of net product revenues, compared to $104.0 million, or 43.2% of net product revenues in 2015.

Cost of product revenues during these periods consisted of:

•	expenses in connection with the manufacture of our products sold, including expenses related to excess inventory offset by the positive impact of sales of previously reserved units;

•	royalty expenses under our agreement with Biogen and HRI related to Angiomax, our agreement with AstraZeneca related to Cleviprex and our agreement with Eagle related to ready-to-use Argatroban;

•	amortization of the costs of selling rights agreements, product licenses, developed product rights and other identifiable intangible assets, which result from product and business acquisitions; and

•	logistics costs related to Angiomax, Cleviprex, ready-to-use Argatroban, Kengreal and Ionsys, including distribution, storage, and handling costs.

	Year Ended December 31,
	2016	% of Total	2015	% of Total
	(in thousands)		(in thousands)
Manufacturing/Logistics	$38,302	63.1%	$43,002	41.4%
Royalties	3,960	6.5%	9,283	8.9%
Impairment of inventory and amortization of acquired product rights and intangible assets	18,391	30.4%	51,701	49.7%
Total cost of product revenues	$60,653	100.0%	$103,986	100.0%

Cost of product revenues decreased by $43.3 million in 2016 compared to 2015. This decrease was mainly due to reserves of $37.2 million recorded in 2015 for potential Angiomax inventory obsolescence costs and potential losses on future inventory purchase commitments, respectively. In 2016, we recognized a reduction in cost of product revenues of $6.4 million related to Angiomax units sold through to hospitals that were previously reserved. The cost of product revenues decrease in 2016 was partially offset by an $8.5 million reserve for potential inventory obsolescence relating to Ionsys taken in 2016. This reserve was taken for Ionsys since we project that certain components of Ionsys will expire prior to the expected future sales. Manufacturing/logistics expenses also decreased in 2016 due to the reduction in Angiomax product sales as well as the sale of the Non-Core ACC Products.
Research and Development Expenses:

	Year Ended December 31,
	2016	% of Total	2015	% of Total
	(in thousands)		(in thousands)
Marketed products
Ionsys	$6,159	6.7%	$5,355	5.9%
Angiomax	1,646	1.8%	11,314	12.5%
Other	3,377	3.7%	3,666	4.1%
Total marketed products	11,182	12.1%	20,335	22.5%
Registration stage product candidates
Ionsys	—	—%	3,225	3.6%
Other	—	—%	2,232	2.5%
Total registration stage product candidates	—	—%	5,457	6.0%
Research and development product candidates
Inclisiran	26,707	29.0%	8,379	9.3%
MDCO-216	33,856	36.8%	37,052	41.0%
Other	20,362	22.1%	19,165	21.2%
Total research and development product candidates	80,925	87.9%	64,596	71.5%
Total research and development expenses	$92,107	100.0%	$90,388	100.0%

Research and development expenses increased $15.7 million in 2016 compared to 2015. The increase in research and development expenses during 2016 compared to 2015 was primarily due to increases in expenses associated with inclisiran. Research and development expenses related to inclisiran increased by $18.3 million due to increased costs in support of the ongoing Phase 2 clinical trial. The increase was partially offset by decreases in research and development costs for Angiomax of $9.7 million due to the suspension of our research and development efforts and expenditures starting in the third quarter of 2015. Research and development expenses associated with MDCO-216 decreased by $3.2 million as a result of the termination of the clinical trials in the fourth quarter of 2016.
Selling, General and Administrative Expenses:

	Year Ended December 31,
	2016	2015	Change $	Change %
	(in thousands)
Selling, marketing and promotional	$103,560	$129,936	$(26,376)	(20.3)%
General corporate and administrative	108,922	155,364	(46,442)	(29.9)%
Total selling, general and administrative expenses	$212,482	$285,300	$(72,818)	(25.5)%

Selling, general and administrative expenses decreased by $72.8 million in 2016 compared to 2015. This decrease is primarily due to a decrease of $46.4 million in general corporate and administrative expenses, and $26.4 million in selling, marketing and promotional expenses in 2016.

Selling, marketing and promotional expenses decreased by $26.4 million in 2016 primarily due to the sale of the Non-Core ACC Products and overall shift in corporate strategy and increased focus on research and development.

General corporate and administrative expenses decreased by $46.4 million in 2016 primarily due to adjustments to the fair value of the contingent consideration of $58.7 million partially offset by increases in reorganization costs of $12.4 million due to a reduction in workforce initiated in June 2016 related to the sale of the Non-Core ACC Products. See Note 15, “Restructuring,” in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K for further details on the reduction in workforce. General corporate and administrative expenses in 2016 included a $7.5 million payment paid to Chiesi. See Note 1, “Nature of Business,” in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K for further details on this payment to Chiesi.
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

During 2016 and 2015, we recognized $2.5 million and $0.6 million, respectively, in license income under our collaboration agreement with SymBio.

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

During 2016, we recorded a gain of $288.3 million from the sale of the Non-Core ACC Products. For further details, see Note 22, “Dispositions,” in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K.

Loss on Extinguishment of Debt:

	Year Ended December 31,		Change	Change
	2016	2015	$	%
	(In thousands)
Loss on extinguishment of debt	$(5,380)	$—	$(5,380)	(100.0)%

During 2016, we recorded a loss of $5.4 million on the extinguishment of debt for the repurchase of $220.0 million principal amount of the 2017 notes. For further details, see Note 9, “Convertible Senior Notes,” in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K.

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

Other Income:

	Year Ended December 31,		Change	Change
	2016	2015	$	%
	(In thousands)
Other income	$346	$188	$158	84.0%
Other income, which is comprised of interest income and gains and losses on sales of fixed assets and foreign currency transactions, increased by $0.1 million to $0.3 million in 2016, from $0.2 million in 2015. This increase was primarily due to a changes in foreign currency transactions.

(Provision for) Benefit from Income Taxes:

	Year Ended December 31,		Change	Change
	2016	2015	$	%
	(In thousands)
(Provision for) benefit from income taxes	$(67)	$29,733	$(29,800)	*
* Represents a decrease in excess of 100%

Our income tax benefit, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. We recorded a provision for income taxes of $0.1 million and a benefit for income taxes of $29.7 million in 2016 and 2015, respectively, based on income (loss) from continuing operations before income taxes of $20.6 million and $(164.5) million in 2016 and 2015, respectively. Our effective income tax rates in 2016 and 2015 were approximately (0.1)% and 18.1%, respectively. This change in the effective tax rate was primarily driven by our loss for the year 2016 and our inability to realize any benefit from this loss due to the establishment of a valuation allowance against substantial portions of our deferred tax assets during the fourth quarter of 2015. The effective tax rates in 2016 and 2015 included the non-cash tax impact arising from changes in contingent consideration related to the Targanta, Incline, Rempex and Annovation acquisitions. In 2016, our provision for income taxes was the result of state tax minimums and taxes due by profitable foreign subsidiaries. Our benefit from income taxes for 2015 is attributed to a discrete benefit recognized for a partial release in a valuation allowance related to Dutch net operating losses associated with ProFibrix B.V. as a result of the regulatory approvals of Raplixa in both the United States and European Union.

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

Loss from Discontinued Operations, net of tax:

	Year Ended December 31,		Change	Change
	2016	2015	$	%
	(In thousands)
Loss from discontinued operations, net of tax	$(139,682)	$(217,950)	$78,268	(35.9)%

For details on discontinued operations see Note 23 “Discontinued Operations,” in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have financed our operations principally through revenues from sales of Angiomax and our other products and the sale of common stock, convertible promissory notes and warrants. Revenue from sales of Angiomax has decreased significantly in recent years due to generic competition and we expect revenues from sales of Angiomax to decrease further. This reduced revenue has and will likely continue to significantly impact our cash and cash equivalents and how we finance our operations. We had $151.4 million in cash and cash equivalents as of December 31, 2017.
On January 5, 2018, we completed the sale of its infectious disease business, consisting of the products Vabomere, Orbactiv and Minocin IV and line extensions thereof, and substantially all of the assets related thereto, other than certain pre-clinical assets, to Melinta. At the completion of the sale, we received approximately $166.4 million and 3,313,702 shares of Melinta common stock having a market value, based on Melinta's closing share price on January 5, 2018, of approximately $54.5 million. In addition, we are entitled to receive (i) a cash payment payable 12 months following the closing of the transaction equal to $25 million; (ii) a cash payment payable 18 months following the closing of the transaction equal to $25 million; and (iii) tiered royalty payments of 5% to 25% on worldwide net sales of (a) Vabomere and (b) Orbactiv and Minocin IV, collectively.
Cash Flows
As of December 31, 2017, we had $151.4 million in cash and cash equivalents, as compared to $541.8 million as of December 31, 2016. The decrease in cash and cash equivalents was primarily due to $368.3 million, $5.0 million and $17.1 million in net cash used in operating activities, investing activities and financing activities, respectively. For further details on cash flows related to discontinued operations, see Note 23 “Discontinued Operations,” in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K.

Net cash used in operating activities was $368.3 million in 2017. The cash used in operating activities in 2017 primarily relates to a net loss of $708.4 million, non-cash items of $383.5 million and working capital items of $43.4 million. Non-cash items consist of asset impairment charges, stock compensation expenses, amortization of debt discounts, depreciation and amortization and reserve for excess or obsolete inventory, offset by deferred tax benefits.

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

Net cash used in operating activities was $198.0 million in 2015. The decrease in cash was primarily due to our loss of patent protection on Angiomax and the introduction of generic bivalirudin competition as well as several large inventory purchases during 2015. The cash used in operating activities in 2015 primarily relates to non-cash items of $219.4 million offset by a net loss of $352.7 million and $64.6 million decrease from changes in working capital adjustments. Non-cash items consist of depreciation and amortization, asset impairment charges, share-based compensation expense and adjustments in contingent consideration. The changes in working capital items reflect a decrease in contingent purchase price of $78.9 million, primarily due to milestones paid to the former shareholders of Incline offset by an increase from accounts receivable of $103.1 million due to a decrease in receivables outstanding related to Angiomax.

Net cash used in investing activities was $5.0 million in 2017, which was primarily due to the purchase of available for sale securities of $131.6 million and the purchase of fixed assets of $4.5 million partially offset by proceeds from maturities and sales of available for sale securities of $131.5 million.

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

Net cash used in financing activities was $17.1 million in 2017, which is primarily due to $55.0 million for the repayment of the 2017 Notes and $10.5 million in payments on contingent purchase price partially offset by $48.6 million of proceeds from issuance of common stock and purchases of stock under our employee stock purchase plan.

Net cash provided by financing activities was $70.6 million in 2016, which reflected the net proceeds from the issuance of the 2023 Notes of $390.8 million, offset by the repurchase of $220.0 million of the 2017 Notes for approximately $323.2 million and the purchase of the capped call in connection with the 2023 Notes for approximately $33.9 million. As part of the repurchase of the 2017 Notes, we settled the outstanding bond hedge and warrants related to the bonds repurchased for a net cash receipt of $12.6 million. Net cash provided by financing activities also included $33.8 million of proceeds from issuance of common stock and purchases of stock under our employee stock purchase plan, offset by $9.4 million in payments on contingent purchase price.

Net cash provided by financing activities was $324.8 million in 2015, which reflected $387.2 million in net proceeds from the issuance of convertible notes in January 2015 and $95.2 million of proceeds from issuance of common stock and purchases of stock under our employee stock purchase plan, offset by $157.6 million in payments on contingent purchase price.
Funding Requirements
We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with inclisiran. We also will require cash to pay interest on the $400.0 million aggregate principal amount of the 2022 notes, and the $402.5 million aggregate principal amount of the 2023 notes, and to make principal payments on the 2022 notes and 2023 notes at maturity or upon conversion (other than the 2023 notes upon conversion, in which case we will have the option to settle entirely in shares of our common stock). In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party. As of February 26, 2018, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$150.0 million for the license and collaboration agreement with Alnylam;

•

•	$69.3 million relating to our research and development infectious disease portfolio acquired in our Rempex acquisition (and which was not divested in the Melinta transactions); and

•	$2.2 million for other transaction milestones.

As of February 26, 2018, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $221.3 million. Of this amount, approximately $49.4 million relates to development milestones, $71.9 million relates to regulatory approval milestones and $100.0 million relates to commercial milestones. These amounts do not include milestone payments of up to $175.8 million related to the Ionsys product, which was discontinued and withdrawn from the United States in June 2017 and which has also been discontinued in Europe, and the MDCO-700 development program, which we discontinued in August 2017.
Based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make milestone payments of $5.0 million under our license agreements and acquisition agreements during the remainder of 2018. We may pay additional milestone payments under our license agreements and acquisition agreements during 2018 if we achieve additional development, regulatory and commercial milestones during the year.
Total net revenues from sales of Angiomax were significantly lower in the year ended December 31, 2017 than in previous comparable periods, and we expect these revenues will decline further. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we fund our future capital requirements.

We continually evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, alternative sources and uses of capital, debt service requirements, the cost of debt and equity capital and estimated future operating cash flow. We may raise additional capital; enter into licenses or collaborations with third parties to develop and commercialize inclisiran; sell assets, including asset sales of products or businesses that generate a material portion of our revenue; restructure or refinance outstanding debt; repurchase material amounts of outstanding debt or equity; or take a combination of such steps or other steps to increase or manage our liquidity and capital resources. Any such actions or steps could have a material effect on us.

Our future capital requirements will depend on many factors, including:

•	the progress, level, timing and cost of our research and development activities related to our clinical trials and non-clinical studies with respect to inclisiran;

•	whether we develop and commercialize inclisiran on our own or through licenses and collaborations with third parties and the terms and timing of such arrangements, if any;

•	the extent to which our submissions and planned submissions for regulatory approval of inclisiran are approved on a timely basis, if at all;

•	the decline in Angiomax sales and the extent to which royalties on sales of the authorized generic of Angiomax are generated;

•	if inclisiran receives regulatory approval, the extent to which it is commercially successful;

•	the extent to which we are able to realize additional funds through other sources of liquidity from the Melinta transaction;

•	the continuation or termination of third-party manufacturing, distribution and sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs, including scaling our operations in anticipation of a potential launch of inclisiran;

•	the amounts of our payment obligations to third parties with respect to inclisiran or other assets; and

•	our ability to defend and enforce our intellectual property rights.

We believe that our existing cash and cash equivalents on hand together with the cash flows we expect to generate from product sales and royalties and the proceeds received from Melinta at the closing of the sale of the infectious disease business, will be sufficient to meet our anticipated funding requirements for the next twelve months.
With respect to both our short-term and long-term cash requirements, if our existing cash resources, together with cash that we generate from sales of our products and other sources, are insufficient to satisfy our research and development, clinical trial, product commercialization and other funding requirements, including obligations under our convertible notes, we will need to sell additional equity or debt securities, engage in asset sales, including asset sales of products or businesses that generate a material portion of our revenue, engage in other strategic transactions, or seek additional financing through other arrangements, any of which could be material. Any sale of additional equity or convertible debt securities may result in dilution to our stockholders. Public or private financing may not be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, products in development or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. Moreover, our ability to obtain additional debt financing may be limited by the 2022 notes and the 2023 notes, market conditions or otherwise. If we are unable to obtain additional financing or otherwise increase our cash resources, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could adversely affect our business, financial condition and operating results.
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

Contractual Obligations
Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These obligations include commitments related to purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations, leased office space for our principal office in Parsippany, New Jersey and our leased office space in San Diego, California, royalties, and milestone payments and other contingent payments due under our license and acquisition agreements. These obligations also include our obligations under the 2022 Notes and 2023 Notes.
Future estimated contractual obligations as of December 31, 2017 are:

	Less Than			More Than
Contractual Obligations (in thousands) (1) (2)	1 Year	1 - 3 Years	4 - 5 Years	5 Years	Total
Inventory related commitments	$52,111	$16,167	$—	$—	$68,278
Long-term debt obligations	21,069	42,138	437,135	413,569	913,911
Research and development	71,115	68,387	34,508	30,409	204,419
Operating leases	7,185	15,029	15,428	27,928	65,570
Selling, general and administrative	3,924	1,379	—	—	5,303
Total contractual obligations	155,404	$143,100	$487,071	$471,906	$1,257,481

(1)	This table does not include any milestone and royalty payments which may become payable to third parties for which the timing and likelihood of such payments are not known, as discussed below.

(2)
This table includes commitments related to our infectious disease business which was sold on January 5, 2018 and the related commitments were assumed by Melinta. These commitments include $68.3 million of inventory related commitments, $7.3 million for research and development service agreements and $1.8 million for selling general and administrative obligations. See Note 23 “Discontinued Operations,” in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K for further details.

All of the inventory related commitments included above are non-cancellable. Of the total estimated contractual obligations for research and development and selling, general and administrative activities, $5.3 million are non-cancellable.

Our long-term debt obligations reflect our obligations under the 2022 Notes and 2023 Notes to pay interest on the $400.0 million and $402.5 million, respectively, aggregate principal amount of the 2022 Notes and 2023 Notes and to make principal payments on the 2022 Notes and 2023 Notes at maturity or upon conversion (other than the 2023 Notes upon conversion, in which case we will have the option to settle entirely in shares of our common stock).
We lease our principal office in Parsippany, New Jersey. The lease covers 173,146 square feet and expires January 2024. On October 1, 2014, we entered into an agreement to lease 63,000 square feet of office space with ARE-SD Region No. 35, LLC for new office and laboratory space in San Diego, California. This lease has a term of 144 months. The commencement date was in February 2017. The lease qualifies for operating lease treatment with recorded annual rent expense from commencement date to expiration. Our remaining obligation for this space is $36.6 million. On January 11, 2018, we entered into an agreement to sublease 32,039 square feet of the office and laboratory space in San Diego, California to Gossamer Bio, Inc. The sublease agreement has a term of 84 months, and will offset our remaining obligation for this space by $10.0 million.
Approximately 99.7% of the total operating lease commitments above relate to our principal office building in Parsippany, New Jersey and our office space in San Diego, California. Also included in total property lease commitments are automobile leases, computer leases and other property leases that we entered into while expanding our global infrastructure.
Aggregate rent expense under our property leases was approximately $9.6 million in 2017, $7.6 million in 2016 and $7.3 million in 2015.
In addition to the amounts shown in the above table, we are contractually obligated to make potential future success-based development, regulatory and commercial milestone payments and royalty payments in conjunction with collaborative agreements or acquisitions we have entered into with third-parties. These contingent payments include royalty payments with respect to Angiomax (other than relating to sales of Angiomax in the United States) under our license agreements with Biogen and HRI, royalty and/or milestone payments with respect to inclisiran, Ionsys and MDCO-700. Each of these payments is contingent upon the occurrence of certain future events and, given the nature of those events, it is unclear when, if ever, we may be required to make such payments and with respect to royalty payments, what the total amount of such payments will be. Further, the timing of any of the foregoing future payments is not reasonably estimable. For those reasons, these contingent payments have not been included in the table above. We may have to make these significant contingent cash payments in connection with our acquisition and licensing activities upon the achievement of specified regulatory, sales and other milestones as follows:

•
Under the license agreement with Alnylam, we may have to make contingent cash payments of up to $170.0 million upon achievement of specified milestones for the PCSK9 products. We have also agreed to pay to Alnylam specified royalties on net sales of the PCSK9 products. In addition to these obligations to Alnylam, in connection with the license, we also agreed to make payments to third parties on sales of the PCSK9 products.

•
In connection with our acquisition of Incline, we may have to make contingent cash payments of up to $60.0 million, less certain expenses, upon achievement of specified milestones with respect to Ionsys. We also agreed to make payments to third parties of up to $83.0 million upon achievement of specified milestones and are obligated to pay specified royalties based on net sales of Ionsys. While we continue to seek a partnership or divestiture transaction for Ionsys, in June 2017 we commenced a voluntary discontinuation and withdrawal of Ionsys from the market and ceased related commercialization activities, with the regulatory authorizations for Ionsys remaining open.

•
In connection with our acquisition of Rempex, we may have to make contingent cash payments of up to $224.3 million, less certain expenses and employer taxes owing because of such payments, upon achievement of specified milestones. This includes up to approximately $155 million of contingent cash payments that were assumed by Melinta as a result of the sale of our infectious disease business on January 5, 2018. See Note 23 “Discontinued Operations,” in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K for further details.

•
In connection with our acquisition of Targanta, we may have to make contingent cash payments up to $49.4 million to the former shareholders of Targanta and up to $25.0 million in additional payments to Eli Lilly and InterMune upon achievement of specified milestones. As a result of the Targanta acquisition, we are a party to a license agreement with Eli Lilly through our Targanta subsidiary. We are required to make payments to Eli Lilly upon reaching specified regulatory and sales milestones. In addition, we are obligated to pay royalties to Eli Lilly based on net sales of products containing Orbactiv or the other compounds in any jurisdiction in which we hold license rights to a valid patent. These commitments were assumed by Melinta as a result of the sale of our infectious disease business on January 5, 2018. See Note 23 “Discontinued Operations,” in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-Kfor further details.

•
In connection with our acquisition of Annovation and its lead product candidate, MDCO-700, we may have to make contingent cash payments of up to $26.3 million upon achievement of specified milestones and up to $6.5 million in additional payments to other third parties. In August 2017, we announced that we are discontinuing the clinical development program for MDCO-700.

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

Revenue Recognition

Product Sales.  We distribute our branded Angiomax in the United States through a sole source distribution model with ICS. We sold Cleviprex, Kengreal and ready-to-use Argatroban and Minocin, Orbactiv and Vabomere under this model up until the sale of these products to Chiesi and Melinta, respectively. See Note 22, “Dispositions,” in this Annual Report on Form 10-K for further details regarding the products sold to Chiesi and Note 23, “Discontinued Operations,” in this Annual Report on Form 10-K for further details regarding the products sold to Melinta. ICS then primarily sells branded Angiomax, and previously sold the other products, to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States. We also distributed Ionsys through a sole source distribution model with Cardinal Health, Inc.

Prior to July 1, 2015, sales of Angiomax in the United States were recognized upon shipment to ICS. As a result of the entrance of generic products in the marketplace beginning in the third quarter of 2015, we could not reasonably estimate our chargebacks with respect to branded Angiomax between July 1, 2015 and August 30, 2017, and sales of branded Angiomax in the United States were recognized under a deferred revenue model during that period. Under the deferred revenue model, we did not recognize revenue upon product shipment of branded Angiomax to ICS. Instead, upon product shipment, we invoiced ICS, recorded deferred revenue at gross invoice sales price, classified the cost basis of the product held by ICS as finished goods inventory held by others and included such cost basis amount within prepaid expenses and other current assets on the consolidated balance sheets. We recognized revenue when hospitals purchased the products and the transaction consideration became fixed or determinable. Beginning September 1, 2017, we had sufficient market information to reasonably estimate our chargebacks, returns and other adjustments to gross revenues associated with branded Angiomax and began recognizing sales upon shipment to ICS. This change in estimate did not materially impact net product revenues or cost of product revenues for the year ended December 31, 2017, and is not expected to materially impact net product revenues or costs of product revenues in future periods.

Effective July 2, 2015, we entered into a supply and distribution agreement with Sandoz under which we have granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). We recognize sales of generic Angiomax to Sandoz under a deferred revenue model. In accordance with the Sandoz agreement, we receive a royalty based on Sandoz’s gross margin, as defined in the agreement, of the authorized generic product sold by Sandoz to hospitals. We recognize royalty revenue on an accrual basis in the period it is reported by Sandoz. During 2017 and 2016, we recognized royalty revenue of $25.8 million and $71.2 million, respectively.

Our agreement with ICS provides that ICS will be our exclusive distributor of branded Angiomax in the United States. Under the terms of this fee-for-service agreement, ICS places orders with us for sufficient quantities to maintain an appropriate level of inventory based on our customers’ historical purchase volumes. ICS assumes all credit and inventory risks, is subject to our standard return policy and has sole responsibility for determining the prices at which it sells these products, subject to specified limitations in the agreement. The agreement terminates on February 28, 2019 and will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days’ prior written notice to the other party.

In Europe, we market and sell Angiomax, which we market under the trade name Angiox. We recognize revenue from such sales when hospitals purchase the product. We had deferred revenue of $0.2 million and $1.7 million as of December 31, 2017 and 2016, respectively, associated with sales of Angiomax to wholesalers outside of the United States.

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
At December 31, 2017 and 2016, our accrual for product returns was $4.3 million and $1.6 million, respectively. A 10% change in our accrual for product returns would have had an approximately $0.4 million effect on our reported net revenue for the year ended December 31, 2017.

•
Chargebacks and rebates.  Although we primarily sell Angiomax to ICS in the United States, we typically enter into agreements with hospitals, either directly or through group purchasing organizations acting on behalf of their hospital members, in connection with the hospitals’ purchases of Angiomax.

Based on these agreements, most of our hospital customers have the right to receive a discounted price for Angiomax and volume-based rebates on Angiomax purchases. In the case of discounted pricing, we typically provide a credit to ICS, or a chargeback, representing the difference between ICS’s acquisition list price and the discounted price. In the case of the volume-based rebates, we typically pay the rebate directly to the hospitals.
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
Our allowance for chargebacks was $5.9 million and $1.9 million at December 31, 2017 and 2016, respectively. A 10% change in our allowance for chargebacks would have had an approximate $0.0 million effect on our reported net revenue for the year ended December 31, 2017. We did not have any significant allowance for rebates at December 31, 2017 and 2016.

•
Fees-for-service.  We offer discounts to certain wholesalers and ICS based on contractually determined rates for certain services. We estimate our fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate. Our discounts are accrued at the time of the sale and are typically settled with the wholesalers or ICS within 60 days after the end of each respective quarter. Our fee-for-service accruals and allowances were $0.9 million and $0.8 million at December 31, 2017 and 2016, respectively. A 10% change in our fee-for-service accruals and allowances would have had an approximately $0.0 million effect on our net revenue for the year ended December 31, 2017.

We have adjusted our allowances for chargebacks and accruals for product returns, rebates and fees-for-service in the past based on actual sales experience, and we will likely be required to make adjustments to these allowances and accruals in the future. We continually monitor our allowances and accruals and make adjustments when we believe actual experience may differ from our estimates.

The following table provides a summary of activity with respect to our sales allowances and accruals during 2017, 2016 and 2015 (amounts in thousands):

	Cash Discounts	Returns	Chargebacks	Rebates	Fees-for- Service
Balance at January 1, 2015	$4,142	$3,349	$44,399	$—	$924
Allowances for sales during 2015	9,212	12,143	107,564	833	14,249
Actual credits issued for prior year’s sales	(3,927)	(3,528)	(40,419)	—	(1,179)
Actual credits issued for sales during 2015	(8,540)	(3,221)	(95,828)	(733)	(11,314)
Balance at December 31, 2015	887	8,743	15,716	100	2,680
Allowances for sales during 2016	1,854	(1,424)	36,197	(6)	3,166
Actual credits issued for prior year’s sales	(887)	(5,233)	(15,610)	(50)	(2,655)
Actual credits issued for sales during 2016	(1,573)	(502)	(34,408)	(29)	(2,365)
Balance at December 31, 2016	281	1,584	1,895	15	826
Allowances for sales during 2017	1,746	4,439	17,395	271	3,085
Actual credits issued for prior year’s sales	(281)	(1,464)	(1,246)	(15)	(865)
Actual credits issued for sales during 2017	(775)	(220)	(12,172)	(126)	(2,152)
Balance at December 31, 2017	$971	$4,339	$5,872	$145	$894
International Distributors.  Under our agreements with our primary international distributors, we sell Angiomax to these distributors at a fixed price. The established price is typically determined once per year, prior to the first shipment of Angiomax to the distributor each year. The minimum selling price used in determining the price is 50% of the average net unit selling price.
Revenue associated with sales to our international distributors during 2017, 2016 and 2015 was $0.2 million, $1.1 million and $1.1 million, respectively.
Inventory

We record inventory upon the transfer of title from our vendors. Inventory is stated at the lower of cost or net realizable value and valued using first-in, first-out methodology. Angiomax bulk substances are classified as raw materials and their costs are determined using acquisition costs from our contract manufacturers. We record work-in-progress costs of filling, finishing and packaging against specific product batches.

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

For the year ended December 31, 2017, upon review of expected future product sales volumes and the projected expiration of inventory, we recorded a $16.7 million reserve for potential inventory obsolescence, mainly related to Angiomax. We have experienced further declines in price and volume as a result of the launch of generic versions of Angiomax in the United States in July 2015. We project that a portion of our inventory will reach their expiration date prior to the projected sales of the product.

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
Contingent Purchase Price From Sale of Business
We have contingent assets for certain specified calendar year net sales milestones as part of the sales of the hemostasis business and the Non-Core ACC Products. In determining the fair value of these sales milestones, considerable judgment is required to interpret the market data used to develop the assumptions and estimates. We utilize either the “income method” or a risk adjusted revenue simulation model. The income method applies a probability weighting that considers the estimated future net sales of each of the respective products to determine the probability that each sale milestone will be met. These projections were based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. In a risk adjusted revenue simulation model, the chances of achieving many different revenue levels are estimated and then adjusted to reflect the results of similar products and companies in the market to calculate the fair value of each milestone payment. The breadth of all possible revenue scenarios is captured in an estimate of revenue volatility - a measure that can be estimated from performance of similar companies in the market. We estimated revenue volatility as the delivered asset volatility observed in comparable companies’ historical performance, where the delivering asset was based on operational leverage of us. Under each of these possible scenarios, different amounts of the sales-based milestone payments are calculated, and the average of the payments across a range of possible scenarios is deemed to be the expected value of the earn-out payments. We will recognize any increases in the carrying amount or impairments of the contingent purchase price if and when the milestones are achieved or determined to have no value. These increases in carrying amount or impairments would be recorded in operating expenses in the consolidated statements of operations.
In-Process Research and Development
The cost of IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects have an alternative future use; otherwise they are expensed. The fair values of IPR&D projects acquired in business combinations are capitalized. Several methods may be used to determine the estimated fair value of the IPR&D acquired in a business combination. The Company utilizes the “income method,” which applies a probability weighting that considers the risk of development and commercialization to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. This analysis is performed for each project independently. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. These are tested at least annually or when a triggering event occurs that could indicate a potential impairment.
Contingent Purchase Price from Business Combinations
We record contingent consideration resulting from a business combination at its fair value on the acquisition date. We estimate the fair value of the contingent consideration liabilities related to the achievement of future development, regulatory and commercial milestones using either a probability-weighted discounted cash flow approach or a risk adjusted revenue simulation model. Changes to contingent consideration obligations can result from adjustments to discount rates and periods, updates in the assumed achievement or timing of any development or commercial milestone or changes in the probability of certain clinical events, the passage of time and changes in the assumed probability associated with regulatory approval. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value as an adjustment to net change in operating expenses within the accompanying consolidated statement of operations. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, any change in the assumptions described above, could have a material impact on the amount of the net change in contingent consideration obligation that we record in any given period.

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
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At December 31, 2017, we held $151.4 million in cash and cash equivalents, which had an average interest rate of approximately 0.76%. A 10% change in such average interest rate would have had an approximate $0.1 million impact on our annual interest income. At December 31, 2017, all cash and cash equivalents were due on demand or within one year and 89.7% is held in the United States.
Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of December 31, 2017, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $0.4 million impact on our other income and cash.

Item 8.	Financial Statements and Supplementary Data.
All financial statements and schedules required to be filed hereunder are filed as Appendix A to this Annual Report on Form 10-K and incorporated herein by this reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III
Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2017 in connection with our 2018 annual meeting of stockholders. We refer to such proxy statement herein as our 2018 Proxy Statement.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in our 2018 Proxy Statement under the captions “Discussion of Proposals,” “Information About Corporate Governance,” “Information About Our Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.
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
The information required by this item will be contained in our 2018 Proxy Statement under the captions “Information About Corporate Governance” and “Information About Our Executive Officers” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained in our 2018 Proxy Statement under the captions “Principal Stockholders, “Information About Our Executive Officers” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained in our 2018 Proxy Statement under the captions “Information About Corporate Governance” and “Information About Our Executive Officers” and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services.
The information required by this item will be contained in our 2018 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees and Other Matters” and “Discussion of Proposals” and is incorporated herein by this reference.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2018.
THE MEDICINES COMPANY

By:	/s/ Clive A. Meanwell
Clive A. Meanwell
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Clive A. Meanwell	Chief Executive Officer and Director	March 1, 2018
Clive A. Meanwell	(Principal Executive Officer)

/s/ William B. O’Connor	Chief Financial Officer	March 1, 2018
William B. O’Connor	(Principal Financial and Accounting Officer)

/s/ William W. Crouse	Director	March 1, 2018
William W. Crouse

/s/ Alexander J. Denner	Director	March 1, 2018
Alexander J. Denner

/s/ Fredric N. Eshelman	Executive Chairman and Director	March 1, 2018
Fredric N. Eshelman

/s/ Geno J. Germano	Director	March 1, 2018
Geno J. Germano

/s/ John C. Kelly	Director	March 1, 2018
John C. Kelly

/s/ Armin M. Kessler	Director	March 1, 2018
Armin M. Kessler

/s/ Paris Panayiotopoulos	Director	March 1, 2018
Paris Panayiotopoulos

/s/ Sarah J. Schlesinger	Director	March 1, 2018
Sarah J. Schlesinger

/s/ Hiroaki Shigeta	Director	March 1, 2018
Hiroaki Shigeta

/s/ Melvin K. Spigelman	Director	March 1, 2018
Melvin K. Spigelman

/s/ Elizabeth H.S. Wyatt	Director	March 1, 2018
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
The Medicines Company’s management assessed the Company’s internal control over financial reporting as of December 31, 2017. Management’s assessment was based upon the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, management concluded that, as of December 31, 2017, The Medicines Company’s internal control over financial reporting is effective based on those criteria.

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

Dated March 1, 2018

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors of The Medicines Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Medicines Company (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/  Ernst & Young LLP
We have served as the Company’s auditor since 1996.
Iselin, New Jersey
March 1, 2018

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors of The Medicines Company

Opinion on Internal Control over Financial Reporting

We have audited The Medicines Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Medicines Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Consolidated Financial Statements and Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/  Ernst & Young LLP
Iselin, New Jersey
March 1, 2018

THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$151,359	$541,835
Accounts receivable, net of allowances of approximately $7.1 million and $2.9 million at December 31, 2017 and December 31, 2016, respectively	3,496	18,171
Inventory, net	5,559	28,486
Prepaid expenses and other current assets	11,688	14,875
Current assets held for sale	391,202	50,586
Total current assets	563,304	653,953
Fixed assets, net	17,254	30,961
In-process research & development	—	65,000
Product licenses, net	—	26,987
Developed product rights, net	—	230,198
Goodwill	200,571	200,571
Restricted cash	5,541	5,032
Contingent purchase price from sale of businesses	80,700	143,700
Other assets	5,613	715
Noncurrent assets held for sale	—	348,094
Total assets	$872,983	$1,705,211
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,244	$20,578
Accrued expenses	95,197	66,838
Current portion of contingent purchase price	4,995	—
Convertible senior notes	—	53,749
Deferred revenue	4,476	16,435
Current liabilities held for sale	60,580	87,025
Total current liabilities	175,492	244,625
Contingent purchase price	14,655	31,832
Convertible senior notes	649,198	623,584
Deferred tax liabilities	—	89,992
Other liabilities	8,724	11,705
Noncurrent liabilities held for sale	—	50,457
Total liabilities	848,069	1,052,195
Equity component of currently redeemable convertible senior notes (Note 9)	—	1,033
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 187,500,000 authorized; 76,191,958 issued and 73,178,815 outstanding at December 31, 2017 and 73,212,545 issued and 71,019,563 outstanding at December 31, 2016	76	73
Additional paid-in capital	1,377,393	1,256,890
Treasury stock, at cost; 3,013,143 and 2,192,982 shares at December 31, 2017 and December 31, 2016, respectively	(90,016)	(50,000)
Accumulated deficit	(1,257,356)	(548,983)
Accumulated other comprehensive loss	(5,183)	(5,479)
Total The Medicines Company stockholders’ equity	24,914	652,501
Non-controlling interest in joint venture	—	(518)
Total stockholders’ equity	24,914	651,983
Total liabilities and stockholders’ equity	$872,983	$1,705,211
See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Net product revenues	$18,980	$71,956	$240,688
Royalty revenues	25,809	71,205	53,859
Total net revenues	44,789	143,161	294,547
Operating expenses:
Cost of product revenues	47,193	60,653	103,986
Asset impairment charges	392,097	—	—
Research and development	138,370	92,107	90,388
Selling, general and administrative	132,225	212,482	285,300
Total operating expenses	709,885	365,242	479,674
Loss from operations	(665,096)	(222,081)	(185,127)
Legal settlement	—	—	5,000
Co-promotion and license income	7,549	3,854	10,132
Gain on remeasurement of equity investment	—	—	22,597
Gain on sale of investment	—	—	19,773
Gain on sale of assets	—	288,301	—
Loss on extinguishment of debt	—	(5,380)	—
Interest expense	(48,564)	(44,463)	(37,092)
Other income	1,840	346	188
(Loss) income from continuing operations before income taxes	(704,271)	20,577	(164,529)
Benefit from (provision for) income taxes	96,576	(67)	29,733
(Loss) income from continuing operations	(607,695)	20,510	(134,796)
Loss from discontinued operations, net of tax	(100,678)	(139,682)	(217,950)
Net loss	(708,373)	(119,172)	(352,746)
Net loss (income) attributable to non-controlling interest	—	54	(10)
Net loss attributable to The Medicines Company	$(708,373)	$(119,118)	$(352,756)

Amounts attributable to The Medicines Company:
(Loss) income from continuing operations	$(607,695)	$20,564	$(134,806)
Loss from discontinued operations, net of tax	(100,678)	(139,682)	(217,950)
Net loss attributable to The Medicines Company	$(708,373)	$(119,118)	$(352,756)

Basic (loss) earnings per common share attributable to The Medicines Company:
(Loss) earnings from continuing operations	$(8.40)	$0.29	$(2.02)
Loss from discontinued operations	(1.39)	(2.00)	(3.26)
Basic loss per share	$(9.79)	$(1.71)	$(5.28)

Diluted (loss) earnings per common share attributable to The Medicines Company:
(Loss) earnings from continuing operations	$(8.40)	$0.28	$(2.02)
Loss from discontinued operations	(1.39)	(1.91)	(3.26)
Diluted loss per share	$(9.79)	$(1.63)	$(5.28)

Weighted average number of common shares outstanding:
Basic	72,356	69,909	66,809
Diluted	72,356	73,022	66,809
See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(708,373)	$(119,172)	$(352,746)
Other comprehensive income (loss):
Foreign currency translation adjustment	296	213	1,445
Amounts reclassified from accumulated other comprehensive income	—	(9,665)	—
Other comprehensive income (loss)	296	(9,452)	1,445
Comprehensive loss	(708,077)	(128,624)	(351,301)
Less: comprehensive loss (income) attributable to non-controlling interest	—	54	(10)
Comprehensive loss attributable to The Medicines Company	$(708,077)	$(128,570)	$(351,311)
See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Comprehensive Income	Non- controlling Interest	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	in JV	Equity
Balance at January 1, 2015	67,667	$68	(2,193)	$(50,000)	$1,045,078	$(77,109)	$2,528	$(474)	$920,091
Employee stock purchases	2,989	3			65,235				65,238
Issuance of restricted stock awards	166	—			—				—
Issuance of common stock	945	1			29,963				29,964
Non-cash stock compensation					30,605				30,605
Equity component of the convertible notes issuance, net					37,177				37,177
Net loss						(352,756)		10	(352,746)
Currency translation adjustment							1,445		1,445
Balance at December 31, 2015	71,767	$72	(2,193)	$(50,000)	$1,208,058	$(429,865)	$3,973	$(464)	$731,774
Employee stock purchases	1,313	1			33,775				33,776
Issuance of restricted stock awards	132	—							—
Non-cash stock compensation					30,987				30,987
Reclassification from mezzanine equity					16,056				16,056
Equity component of 2017 Notes repurchased					(108,725)				(108,725)
Purchase of capped call transactions					(33,931)				(33,931)
Equity component of 2023 Notes issuance, net					98,085				98,085
Settlement of hedges					(87,874)				(87,874)
Settlement of warrants					100,459				100,459
Net (loss) income						(119,118)		(54)	(119,172)
Currency translation adjustment							213		213
Amounts reclassified from accumulated other comprehensive income							(9,665)		(9,665)
Balance at December 31, 2016	73,212	$73	(2,193)	$(50,000)	$1,256,890	$(548,983)	$(5,479)	$(518)	$651,983
Employee stock purchases	1,949	2			48,619				48,621
Purchase of shares from non-controlling interest					(685)			518	(167)
Issuance of restricted stock awards	166	—							—
Non-cash stock compensation					31,520				31,520
Equity component of 2022 Notes repurchased					1,031				1,031
Equity component of 2017 Notes repurchased					3				3
Settlement of 2017 Notes	820	1							1
Settlement of hedges			(820)	(40,016)	40,015				(1)
Settlement of warrants	44	—							—
Net loss						(708,373)		—	(708,373)
Currency translation adjustment							296		296
Balance at December 31, 2017	76,191	$76	(3,013)	$(90,016)	$1,377,393	$(1,257,356)	$(5,183)	$—	$24,914
See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(708,373)	$(119,172)	$(352,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,974	31,042	34,837
Asset impairment charges	392,097	—	29,413
Impairment on divestiture	—	—	133,273
Amortization of debt discount	26,868	26,182	23,676
Unrealized foreign currency transaction losses (gains), net	2,180	(941)	(173)
Stock compensation expense	31,520	30,987	30,605
Loss on disposal of fixed assets	105	521	543
Deferred tax benefit	(89,895)	(23)	(53,292)
Extinguishment of debt	—	5,380	—
Gain on sale of businesses	—	(289,305)	—
Gain on sale of investment	—	—	(19,773)
Gain on remeasurement of equity investment	—	—	(22,597)
Reserve for excess or obsolete inventory	17,453	8,533	42,599
Changes in contingent purchase price	(18,787)	23,981	20,278
Changes in operating assets and liabilities:
Accounts receivable	9,180	30,144	103,100
Inventory, net	6,511	(15,653)	(69,318)
Prepaid expenses and other assets	534	569	(5,286)
Accounts payable	(17,222)	(7,398)	16,362
Accrued expenses	31,526	(37,233)	(39,501)
Deferred revenue	(13,757)	1,568	8,386
Payments on contingent purchase price	(52,543)	(1,045)	(78,900)
Other liabilities	(7,659)	(11,446)	549
Net cash used in operating activities	(368,288)	(323,309)	(197,965)
Cash flows from investing activities:
Purchases of available for sale securities	(131,560)	—	—
Proceeds from sale of fixed assets	—	—	250
Proceeds from sale of investment	—	—	19,773
Proceeds from maturities and sales of available for sale securities	131,535	—	—
Purchases of fixed assets	(4,525)	(2,176)	(2,555)
Payments for intangible assets	—	(10,000)	(112,617)
Acquisition of business, net of cash acquired	—	—	(28,397)
Proceeds from sale of businesses	—	437,875	—
Change in restricted cash	(478)	(3,656)	35
Net cash (used in) provided by investing activities	(5,028)	422,043	(123,511)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	48,621	33,776	95,198
Payments on contingent purchase price	(10,523)	(9,404)	(157,601)
Proceeds from the issuance of convertible senior notes	—	402,500	400,000
Repayments of convertible senior notes	(55,000)	(323,225)	—
Purchase of capped call transactions related to convertible senior notes	—	(33,931)	—
Proceeds from settlement of bond hedges related to convertible senior notes	—	100,459	—
Settlement of warrants	(2)	(87,874)	—
Debt and equity issuance costs	—	(11,725)	(12,769)
Purchase of shares of non-controlling interest	(167)	—	—
Net cash (used in) provided by financing activities	(17,071)	70,576	324,828
Effect of exchange rate changes on cash	(89)	(648)	(920)
(Decrease) increase in cash and cash equivalents	(390,476)	168,662	2,432
Cash and cash equivalents at beginning of period	541,835	373,173	370,741
Cash and cash equivalents at end of period	$151,359	$541,835	$373,173
Supplemental disclosure of cash flow information:
Interest paid	$22,561	$12,269	$8,837
Taxes paid	$575	$36	$114
Non-cash investing and financing activities
Issuance of common stock upon conversion of convertible notes	$32,018	$—	$—
Receipt of common stock upon settlement of 2017 Note hedge	$40,015	$—	$—
Issuance of common stock upon the exercise of the 2017 Warrants	$1,638	$—	$—

See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

The Medicines Company (the Company) is a biopharmaceutical company driven by an overriding purpose - to save lives, alleviate suffering and contribute to the economics of healthcare. The Company’s goal is to create transformational solutions to address the most pressing healthcare needs facing patients, physicians and providers in cardiovascular care. The Company is focused on inclisiran, an investigational agent which is potentially a first-in-class lipid-lowering drug, to reduce LDL-cholesterol (LDL-C), which is commonly referred to as “bad” cholesterol, in patients with atherosclerotic cardiovascular disease (ASCVD) or cardiovascular risk-equivalents. The Company believes that inclisiran possesses favorable attributes that competitive products do not possess, would satisfy unmet medical needs and has the potential to improve the economics of healthcare. The Company has the right to develop, manufacture and commercialize inclisiran under its collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam). In addition, the Company markets Angiomax® (bivalirudin) in the United States primarily through a supply and distribution agreement with Sandoz Inc. (Sandoz), under which the Company granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax.

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

On June 21, 2016, the Company completed the sale of three non-core cardiovascular products, Cleviprex (clevidipine) injectable emulsion, Kengreal (cangrelor) and rights to Argatroban for Injection (collectively the Non-Core ACC Products) and related assets, to Chiesi USA, Inc. (Chiesi USA) and its parent company Chiesi Farmaceutici S.p.A. (Chiesi) pursuant to the purchase and sale agreement dated May 9, 2016 by and among the Company, Chiesi and Chiesi USA.  At the completion of the sale, the Company received approximately $263.8 million in cash, which included the value of product inventory, and may receive up to an additional $480.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of each of Cleviprex and Kengreal. As part of the transaction, we sublicensed to Chiesi all of our rights to Cleviprex and Kengreal under our license from AstraZeneca. Subsequent to the completion of the sale, these sublicenses from us to Chiesi were terminated, Chiesi purchased from AstraZeneca all or substantially all of AstraZeneca’s assets relating to Cleviprex and Kengreal, we and Chiesi released certain claims against one another, and we paid Chiesi $7.5 million. See Note 22, “Dispositions,” for further details. Consistent with the Company’s intentions announced in November 2015, in January 2017 the Company announced that it was seeking opportunities to partner or divest Ionsys and is exploring alternatives for monetizing, in whole or in part, the Company’s infectious disease business.

Although the Company continues to seek a partnership or divestiture transaction for Ionsys, in June 2017 the Company commenced a voluntary discontinuation and withdrawal of Ionsys from the market and ceased related commercialization activities, with the regulatory authorizations for Ionsys remaining open. Concurrent with this market withdrawal, the Company commenced implementation of a workforce reduction, which resulted in the reduction of 57 employees, representing approximately 15% of the Company’s workforce at that time. In the second quarter of 2017, the Company recorded a pre-tax charge of approximately $276.9 million associated with the discontinuation and market withdrawal of Ionsys in the United States market, of which $268.1 million was a non-cash impairment charge (including a write-off of inventory of $5.3 million) and $8.8 million relates to cash severance and other exit costs. The non-cash impairment charge includes $11.4 million to reduce the carrying amount of the fixed assets associated with Ionsys to an estimated fair value of zero. The Company has also discontinued and withdrawn Ionsys in the

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

European market. Until October 2017, the Company had an exclusive license with SymBio Pharmaceuticals Ltd. (SymBio) to develop and commercialize Ionsys in Japan. That agreement terminated in connection with a legal dispute with SymBio, as described in Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K.

In August 2017, the Company announced that it discontinued the clinical development program for MDCO-700, an investigational anesthetic agent. In connection with this decision, the Company’s consolidated statement of operations for the year ended December 31, 2017 includes the following non-cash adjustments that were recorded during the second quarter of 2017: $65.0 million of asset impairment charges to in-process research and development (IPR&D) acquired from Annovation BioPharma, Inc. (Annovation), a $14.7 million decrease in the carrying value of the contingent purchase price to an estimated fair value of zero, and a $23.0 million benefit for income taxes due to a reduction in the Company’s recorded valuation allowance against its deferred tax assets as a result of the impairment charge.

On January 5, 2018, the Company completed the sale of its infectious disease business, consisting of the products Vabomere, Orbactiv and Minocin IV and line extensions thereof, and substantially all of the assets related thereto, other than certain pre-clinical assets, to Melinta Therapeutics, Inc. (Melinta) pursuant to a purchase and sale agreement dated November 28, 2017 between the Company and Melinta. At the completion of the sale, the Company received approximately $166.4 million and 3,313,702 shares of Melinta common stock having a market value, based on Melinta's closing share price on January 5, 2018, of approximately $54.5 million. In addition, the Company is entitled to receive (i) a cash payment payable 12 months following the closing of the Transaction equal to $25.0 million; (ii) a cash payment payable 18 months following the closing of the Transaction equal to $25.0 million; and (iii) tiered royalty payments of 5% to 25% on worldwide net sales of (a) Vabomere and (b) Orbactiv and Minocin IV, collectively. As a result of the transaction, the Company accounted for the assets and liabilities of the infectious disease business that were sold as held for sale at December 31, 2016. Further, the financial results of the infectious disease business held for sale were reclassified to discontinued operations for all periods presented in the consolidated financial statements. See Note 23 “Discontinued Operations” for further details.

2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company records net income (loss) attributable to non-controlling interest in the Company’s consolidated financial statements equal to percentage of ownership interest retained in the respective operations by the non-controlling parties. The Company has no unconsolidated subsidiaries.
Going Concern
Due to the introduction of generic competition against Angiomax and the divestiture of certain of the Company’s non-core products, the Company’s revenues generated from product sales have declined significantly since 2014. Revenues are expected to continue to decline as generic competition for Angiomax increases. The Company has incurred net losses and negative cash flows from operations since 2014 and had an accumulated deficit of $1.3 billion as of December 31, 2017. The Company expects to incur significant expenses and operating losses for the foreseeable future as it continues to develop, seek regulatory approval for and commercially launch inclisiran. As a result of the completion of the sale of the Company’s infectious disease business on January 5, 2018, the Company believes that its existing cash and cash equivalents of approximately $151.4 million as of December 31, 2017, together with the cash flows it expects to generate from product sales and royalties and the proceeds received from Melinta at the closing of the sale of the infectious disease business, will be sufficient to satisfy its anticipated operating and other funding requirements for the next twelve months from March 1, 2018 (the date of filing this Form 10-K).
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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments
The Company accounts for its common stock investment in a minority interest of a company that does not have a readily determinable fair value over which it does not exercise significant influence on the cost method. Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired. Investments in which the Company has at least a 20%, but not more than a 50%, interest are generally accounted for under the equity method. These non-marketable securities have been classified as investments and included in other assets on the accompanying consolidated balance sheets. The Company’s proportionate share of the operating results is recorded as loss in equity investment in the Company’s consolidated statement of operations. On February 2, 2015, the Company completed the acquisition of Annovation, and Annovation became the Company’s wholly owned subsidiary. See Note 6 “Acquisition” for further details.
Inventory
The Company records inventory upon the transfer of title from the Company’s vendors. Inventory is stated at the lower of cost or net realizable value and valued using first-in, first-out methodology. Angiomax and Ionsys bulk substances are classified as raw materials and their costs are determined using acquisition costs from the Company’s contract manufacturers. The Company records work-in-progress costs of filling, finishing and packaging against specific product batches.
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

In August 2017, the Company announced that it discontinued the clinical development program for MDCO-700. In connection with this decision, the Company recorded impairment charges of $65.0 million related to IPR&D acquired from Annovation.
Goodwill
Goodwill represents the excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company determines whether goodwill may be impaired by comparing the carrying value of its

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting unit to the fair value of its reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. Based on the Company’s evaluation, goodwill was not impaired as of December 31, 2017.
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
In the fourth quarter of 2017, the Company decreased the carrying value of the contingent purchase price from the sale of the Hemostasis Business by $63.0 million to an estimated fair value of zero, which is a Level 3 fair value measurement, as a result of the discontinuation of Raplixa by Mallinckrodt. The Company noted no indicators of impairment on the carrying amounts of the remaining contingent assets. In addition, the Company determined that the fair values of these contingent payments to be received from the buyers are not readily determinable at December 31, 2017, as the estimated future net sales of each of the respective products are determined by the future actions of the buyers.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents and accounts receivable. The Company believes it minimizes its exposure to potential concentrations of credit risk by placing investments with high quality institutions. At December 31, 2017 and 2016, approximately $12.1 million and $56.1 million,

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, of the Company’s cash and cash equivalents was invested in a single fund, the Dreyfus Cash Management Money Market Fund, a no-load money market fund with Capital Advisors Group.
The Company currently sells branded Angiomax in the United States to a sole source distributor, Integrated Commercialization Solutions, Inc. (ICS). ICS accounted for 5%, 48% and 87% of the Company’s net product revenues for 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, amounts due from ICS represented approximately $2.9 million and $2.2 million, or 27% and 11%, of gross accounts receivable, respectively. Product sales to Sandoz accounted for 55% and 23% of the Company’s net product revenues for 2017 and 2016, respectively. At December 31, 2017 and 2016, amounts due from Sandoz related to product sales were approximately $0.9 million or 8% and $5.6 million or 27%, respectively, of gross accounts receivable. At December 31, 2017 and 2016, amounts due from Sandoz related to royalty revenues were approximately $4.2 million or 40% and $9.1 million or 43%, respectively, of gross accounts receivable.
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
Revenue Recognition

Product Sales.  The Company distributes branded Angiomax in the United States through a sole source distribution model with Integrated Commercialization Solutions (ICS). The Company sold Cleviprex, Kengreal and ready-to-use Argatroban and Minocin, Orbactiv and Vabomere under this model up until the sale of these products to Chiesi and Melinta, respectively. See Note 22, “Dispositions,” for further details regarding the products sold to Chiesi and Note 23, “Discontinued Operations,” for further details regarding the products sold to Melinta. ICS then primarily sells branded Angiomax, and previously sold the other product, to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States.

Prior to July 1, 2015, sales of Angiomax in the United States were recognized upon shipment to ICS. As a result of the entrance of generic products in the marketplace beginning in the third quarter of 2015, the Company could not reasonably estimate its chargebacks with respect to branded Angiomax between July 1, 2015 and August 30, 2017, and sales of branded Angiomax in the United States were recognized under a deferred revenue model during that period. Under the deferred revenue model, the Company did not recognize revenue upon product shipment of branded Angiomax to ICS. Instead, upon product shipment, the Company invoiced ICS, recorded deferred revenue at gross invoice sales price, classified the cost basis of the product held by ICS as finished goods inventory held by others and included such cost basis amount within prepaid expenses and other current assets on the consolidated balance sheets. The Company recognized revenue when hospitals purchased the products and the transaction consideration became fixed or determinable. Beginning September 1, 2017, the Company had sufficient market information to reasonably estimate its chargebacks, returns and other adjustments to gross revenues associated with branded Angiomax and recognizes sales upon shipment to ICS. This change in estimate did not materially impact net product revenues or cost of product revenues for the year ended December 31, 2017, and is not expected to materially impact net product revenues or costs of product revenues in future periods.

Effective July 2, 2015, the Company entered into a supply and distribution agreement with Sandoz under which it has granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). The Company recognizes sales of generic Angiomax to Sandoz under a deferred revenue model. In accordance with the Sandoz agreement, the Company receives a royalty based on Sandoz’s gross margin, as defined in the agreement, of the authorized generic product sold by Sandoz to hospitals. The Company recognizes royalty revenue on an accrual basis in the period it is reported by Sandoz. During 2017 and 2016, the Company recognized royalty revenue of $25.8 million and $71.2 million, respectively.

The Company’s agreement with ICS provides that ICS will be the Company’s exclusive distributor of branded Angiomax and acute care generic products in the United States. Under the terms of this fee-for-service agreement, ICS places orders with the Company for sufficient quantities to maintain an appropriate level of inventory based on the Company’s customers’ historical purchase volumes. ICS assumes all credit and inventory risks, is subject to the Company’s standard return policy and has sole

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

responsibility for determining the prices at which it sells these products, subject to specified limitations in the agreement. The agreement terminates on February 28, 2019 and will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days’ prior written notice to the other party.

In Europe, the Company markets and sells Angiomax, which the Company markets under the trade name Angiox. The Company recognizes revenue from such sales when hospitals purchase the product. The Company had deferred revenue of $0.2 million and $1.7 million as of December 31, 2017 and 2016, respectively, associated with sales of Angiomax to wholesalers outside of the United States.

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
At December 31, 2017 and 2016, the Company’s accrual for product returns was $4.3 million and $1.6 million, respectively.

•
Chargebacks and rebates.  Although the Company primarily sells Angiomax to ICS in the United States, the Company typically enters into agreements with hospitals, either directly or through group purchasing organizations acting on behalf of their hospital members, in connection with the hospitals’ purchases of Angiomax.

Based on these agreements, most of the Company’s hospital customers have the right to receive a discounted price for Angiomax and volume-based rebates on Angiomax purchases. In the case of discounted pricing, the Company typically provides a credit to ICS, or a chargeback, representing the difference between ICS’ acquisition list price and the discounted price. In the case of the volume-based rebates, the Company typically pays the rebate directly to the hospitals.
The Company also participates in the 340B Drug Pricing Program under the Public Health Services Act.  Under the 340B Drug Pricing Program, the Company offers qualifying entities a discount off the commercial price of Angiomax for patients undergoing percutaneous coronary intervention on an outpatient basis.
As a result of these agreements, at the time of product shipment, the Company estimates the likelihood that product sold to ICS might be ultimately sold to a contracting hospital or group purchasing organization. The Company also estimates the contracting hospital’s or group purchasing organization’s volume of purchases.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company’s allowance for chargebacks was $5.9 million and $1.9 million at December 31, 2017 and 2016, respectively. The Company’s allowance for rebates was not material at December 31, 2017 and 2016.

•
Fees-for-service.  The Company offers discounts to certain wholesalers, Cardinal Health Inc. and ICS based on contractually determined rates for certain services. The Company estimates its fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate. The Company’s discounts are accrued at the time of the sale and are typically settled within 60 days after the end of each respective quarter. The Company’s fee-for-service accruals and allowances were $0.9 million and $0.8 million at December 31, 2017 and 2016, respectively.

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
The following table provides a summary of activity with respect to the Company’s sales allowances and accruals during 2017, 2016 and 2015 (amounts in thousands):

	Cash Discounts	Returns	Chargebacks	Rebates	Fees-for- Service
Balance at January 1, 2015	$4,142	$3,349	$44,399	$—	$924
Allowances for sales during 2015	9,212	12,143	107,564	833	14,249
Actual credits issued for prior year’s sales	(3,927)	(3,528)	(40,419)	—	(1,179)
Actual credits issued for sales during 2015	(8,540)	(3,221)	(95,828)	(733)	(11,314)
Balance at December 31, 2015	887	8,743	15,716	100	2,680
Allowances for sales during 2016	1,854	(1,424)	36,197	(6)	3,166
Actual credits issued for prior year’s sales	(887)	(5,233)	(15,610)	(50)	(2,655)
Actual credits issued for sales during 2016	(1,573)	(502)	(34,408)	(29)	(2,365)
Balance at December 31, 2016	281	1,584	1,895	15	826
Allowances for sales during 2017	1,746	4,439	17,395	271	3,085
Actual credits issued for prior year’s sales	(281)	(1,464)	(1,246)	(15)	(865)
Actual credits issued for sales during 2017	(775)	(220)	(12,172)	(126)	(2,152)
Balance at December 31, 2017	$971	$4,339	$5,872	$145	$894
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
Revenue associated with sales to the Company’s international distributors during 2017, 2016 and 2015 was $0.2 million, $1.1 million and $1.1 million, respectively.
Cost of Product Revenues
Cost of product revenues consists of expenses in connection with the manufacture of Angiomax, Cleviprex, ready-to-use Argatroban, Kengreal and Ionsys, royalty expenses under the Company’s agreements with Biogen Idec (Biogen) and Health Research Inc. (HRI) related to Angiomax, with AstraZeneca AB (AstraZeneca) related to Cleviprex and with Eagle Pharmaceuticals, Inc. (Eagle) related to ready-to-use Argatroban and the logistics costs related to Angiomax, Cleviprex, ready-to-use Argatroban,

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Kengreal and Ionsys including distribution, storage and handling costs. Amounts billed for shipping and handling are recorded as revenue. Shipping and handling expenses are recorded as a component of cost of product revenue.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were approximately $1.2 million for the year ended December 31, 2015. Advertising costs for the years ended December 31, 2017 and 2016 were de minimis.
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
The Company performs research and development for US government agencies under a cost-reimbursable contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. The Company recognizes the reimbursements under research contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred and collection of the contract price is reasonably assured. The reimbursements are classified as an offset to research and development expenses. Payments received in advance of work performed are deferred. The Company recorded approximately $9.0 million, $15.8 million and $22.5 million of reimbursements by the government as a reduction of research and development expenses for the years ended December 31, 2017, 2016 and 2015, respectively.
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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company, has analyzed the impacts of ASU No. 2014-09 on its revenue streams, specifically focusing on its product revenues, including its arrangement with Sandoz to sell in the United States an authorized generic version of Angiomax (bivalirudin). The Company’s assessment included a review of current accounting policies and practices to identify potential differences that would result from applying the guidance. Currently, the Company uses a deferred revenue model for sales of its authorized generic version of Angiomax (bivalirudin) as the price is not fixed or determinable and recognizes royalty revenue on an accrual basis in the period in which Sandoz reports sales to its customers. The Company currently records revenue recognized from sales of bivalirudin to Sandoz in both net product revenues and royalty revenues in its consolidated statements of operations. Under the new standard, the promise to provide bivalirudin to Sandoz and the promise to provide exclusivity to Sandoz to distribute bivalirudin in the United States will constitute one performance obligation; as a result, under the new standard, revenue recognized from sales of bivalirudin to Sandoz will be recorded solely in net product revenues in the Company’s consolidated statements of operations upon transfer of control of product to Sandoz. The transaction price will reflect the amount the Company expects to be entitled to in connection with the sale of bivalirudin to Sandoz, which will include an estimate of the variable amount of the consideration subject to the constraint that it must be probable that a significant reversal of revenue will not occur. This may result in revenue being recognized earlier provided the Company can reliably estimate the ultimate price expected to be realized from Sandoz’s customer. The Company has concluded that the adoption of this guidance will not have a material impact on its consolidated financial statements. However, the Company will be required to provide additional disclosures in the notes to the consolidated financial statements upon adoption. The Company will adopt the standard using the modified retrospective method.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU No. 2016-01). ASU No. 2016-01 amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in a company’s results of operations. The new standard does not apply to investments accounted for under the equity method of accounting or those that result in consolidation of the investee. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment adjusted for changes in observable prices. A financial liability that is measured at fair value in accordance with the fair value option is required to be presented separately in other comprehensive income for the portion of the total change in the fair value resulting from change in the instrument-specific credit risk. In addition, a valuation allowance should be evaluated on deferred tax assets related to available-for-sale debt securities in combination with other deferred tax assets. ASU No. 2016-01 will be effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Based on current investment holdings, the Company does not believe the adoption of this standard is expected to have a material impact on the consolidated balance sheets and statements of operations.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU No. 2016-09). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. On January 1, 2017, the Company adopted ASU No. 2016-09 and has elected to continue its determination of compensation costs recognized in each period based upon an estimate of expected future forfeitures. Upon the settlement of awards during the year ended December 31, 2017, the Company recorded excess tax benefits of $3.0 million but was unable to recognize any benefit due to the establishment of a valuation allowance on its net operating loss carry forward deferred tax assets. There was no net impact on the Company’s opening accumulated deficit upon application of this guidance using the modified retrospective transition method as the total cumulative-effect adjustment for previously deferred excess tax benefits was offset by a related change in the valuation allowance. The other amended requirements of ASU No. 2016-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Inventory
The major classes of inventory were as follows:

	2017	2016
	(In thousands)
Raw materials	$1,389	$18,714
Work-in-progress	3,608	8,397
Finished goods	562	1,375
Total	$5,559	$28,486

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate. For the year ended December 31, 2017, upon review of expected future product sales volumes and the projected expiration of inventory, the Company recorded a $16.7 million reserve for potential inventory obsolescence, mainly related to Angiomax.

For the year ended December 31, 2016, upon review of expected future product sales volumes and the projected expiration of certain components of Ionsys, the Company recorded an $8.5 million reserve for potential inventory obsolescence.

4. Fixed Assets
Fixed assets consist of the following:

	Estimated	December 31,
	Life (Years)	2017	2016
		(In thousands)
Furniture, fixtures and equipment	2-15	$20,603	$25,132
Computer software	2-5	3,524	3,722
Computer hardware	2-5	3,054	3,795
Leasehold improvements	2-15	33,064	30,702
		60,245	63,351
Less: Accumulated depreciation		(42,991)	(32,390)
		$17,254	$30,961

Depreciation expense was approximately $6.8 million, $4.5 million and $5.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

5.	Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. At December 31, 2017 and 2016, the Company had cash and cash equivalents of $151.4 million and $541.8 million, respectively, which consisted of cash of $139.3 million and $485.7 million and money market funds with maturities less than three months of $12.1 million and $56.1 million at December 31, 2017 and 2016, respectively.
Restricted Cash
The Company had restricted cash of $5.5 million and $5.0 million at December 31, 2017 and 2016, respectively, which included $4.1 million and $3.7 million reserved for an outstanding letter of credit associated with foreign taxes at December 31, 2017 and 2016, respectively, $1.0 million at both December 31, 2017 and 2016 for an outstanding letter of credit associated with the lease for the office space in Parsippany, New Jersey. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. In addition, as a result of the acquisition of Targanta Therapeutics Corporation (Targanta) in 2009, the Company had restricted cash of $0.2 million and $0.1 million at December 31, 2017 and 2016, respectively, in the form of a guaranteed investment certificate collateralizing an available credit facility. The Company also had restricted cash of $0.3 million and $0.2 million at December 31, 2017 and 2016, respectively, related to certain foreign tender requirements.

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary which details, in thousands, the allocation of assets acquired and liabilities assumed as a result of this acquisition:

Assets acquired:
Cash and cash equivalents	$1,482
Other current assets	692
IPR&D	65,000
Goodwill	24,530
Total assets	$91,704
Liabilities assumed:
Accrued expenses	$398
Contingent purchase price	18,000
Deferred tax liability, net	19,023
Total liabilities	$37,421
Total cash price paid upon acquisition and fair value of existing equity interest	$54,283

Pro forma results of operations for the acquisition of Annovation have not been presented because this acquisition is not material to the Company’s consolidated results of operations.

In August 2017, the Company announced that it discontinued the clinical development program for MDCO-700. In connection with this decision, the Company’s consolidated statement of operations for the year ended December 31, 2017 includes the following non-cash adjustments that were recorded during the second quarter of 2017: $65.0 million of asset impairment charges related to IPR&D acquired from Annovation, a $14.7 million decrease in the carrying value of the contingent purchase price to an estimated fair value of zero, and a $23.0 million benefit for income taxes due to a reduction in the Company’s recorded valuation allowance against its deferred tax assets as a result of the impairment charge.

7.	Intangible Assets and Goodwill

The following table sets forth the carrying amounts and accumulated amortization of the Company’s intangible assets:

	As of December 31, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable intangible assets
Product licenses(1)	$—	$—	$—	$30,000	$(3,013)	$26,987
Developed product rights(2)	—	—	—	250,000	(19,802)	230,198
Total	$—	$—	$—	$280,000	$(22,815)	$257,185

Intangible assets not subject to amortization:
In-process research & development	—	—	—	65,000	—	65,000
Total intangible assets not subject to amortization:	—	—	—	65,000	—	65,000
Total intangible assets	$—	$—	$—	$345,000	$(22,815)	$322,185
_______________________________________

(1)	The Company amortizes intangible assets related to the product licenses over their expected useful lives.

(2)	The Company amortizes intangible assets related to developed product rights over the remaining life of the patents.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the second quarter of 2017, the Company recorded impairment charges of $226.5 million and $26.2 million to reduce the unamortized carrying amounts of the developed product rights and product licenses, respectively, associated with Ionsys to their estimated fair values of zero which is a Level 3 fair value measurement, as a result of the discontinuation and market withdrawal of Ionsys which became effective on June 19, 2017. In the second quarter of 2017, the Company also recorded impairment charges of $65.0 million to reduce the carrying amount of the IPR&D associated with MDCO-700 to an estimated fair value of zero, which is a Level 3 fair value measurement, in connection with management’s decision to discontinue the MDCO-700 trials. These impairment charges were recorded in asset impairment charges in the accompanying consolidated statements of operations. See Note 1, “Nature of Business,” for further details and Note 14, “Fair Value Measurements,” for definitions of hierarchy levels.

Amortization expense was $4.5 million, $17.5 million and $10.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company records amortization expense in cost of revenue in the accompanying consolidated statements of operations.

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
	(In thousands)
Balance at beginning of period	$200,571	$234,383
Allocation of goodwill to the Non-Core ACC Products	—	(33,812)
Balance at end of period	$200,571	$200,571

In the second quarter of 2016, the Company allocated approximately $33.8 million of its goodwill to the sale of the Non-Core ACC Products. See Note 22, “Dispositions,” for further details on the sale of the Non-Core ACC Products.

8.	Accrued Expenses
Accrued expenses consisted of the following at December 31, 2017 and 2016:

	2017	2016
	(In thousands)
Royalties	$1,039	$739
Research and development services	43,496	11,477
Compensation related	25,621	28,802
Product returns, rebates and other fees	5,363	2,336
Legal, accounting and other	6,162	4,821
Manufacturing, logistics and related fees	1,984	6,200
Sales and marketing	1,875	1,575
Interest	9,657	10,888
Total	$95,197	$66,838

9.    Convertible Senior Notes

Convertible Senior Notes Due 2023

In June 2016, the Company issued, at par value, $402.5 million aggregate principal amount of 2.75% convertible senior notes due 2023 (the 2023 Notes). The 2023 Notes bear cash interest at a rate of 2.75% per year, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2017. The 2023 Notes will mature on July 15, 2023. The net proceeds to the Company from the offering were $390.8 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by the Company.

The 2023 Notes are governed by an indenture (the 2023 Notes Indenture) with Wells Fargo Bank, National Association, a national banking association, as trustee (the 2023 Notes Trustee).

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accounting for the issuance of the 2023 Notes, the Company separated the 2023 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2023 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the seven-year term of the 2023 Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component related to the 2023 Notes is $101.0 million and is recorded in additional paid-in capital on the accompanying consolidated balance sheet.

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

The 2023 Notes consist of the following:

Liability component	December 31, 2017	December 31, 2016
	(in thousands)
Principal	$402,500	$402,500
Less: Debt discount, net(1)	(90,552)	(103,162)
Net carrying amount	$311,948	$299,338
_______________________________________

(1)
Included in the accompanying consolidated balance sheets within convertible senior notes (due 2023) and amortized to interest expense over the remaining life of the 2023 Notes using the effective interest rate method.

The fair value of the 2023 Notes was approximately $377.1 million as of December 31, 2017. The Company estimates the fair value of its 2023 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2023 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 14, “Fair Value Measurements,” for definitions of hierarchy levels. As of December 31, 2017, the remaining contractual life of the 2023 Notes is approximately 5.5 years.

The following table sets forth total interest expense recognized related to the 2023 Notes:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Contractual interest expense	$11,060	$6,158	$—
Amortization of debt discount	12,610	6,648	—
Total	$23,670	$12,806	$—
Effective interest rate of the liability component	7.5%	7.5%	—%

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accounting for the issuance of the 2022 Notes, the Company separated the 2022 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2022 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the seven-year term of the 2022 Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component related to the 2022 Notes is $88.9 million and is recorded in additional paid-in capital on the accompanying consolidated balance sheets.

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
The 2022 Notes consist of the following:

Liability component	December 31, 2017	December 31, 2016
	(In thousands)
Principal	$399,997	$400,000
Less: Debt discount, net(1)	(62,747)	(75,754)
Net carrying amount	$337,250	$324,246
_______________________________________

(1)
Included on the accompanying consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $417.6 million as of December 31, 2017. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 14, “Fair Value Measurements,” for definitions of hierarchy levels. As of December 31, 2017, the remaining contractual life of the 2022 Notes is approximately 4.0 years.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth total interest expense recognized related to the 2022 Notes:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Contractual interest expense	$10,000	$10,000	$9,639
Amortization of debt discount	13,007	12,139	10,942
Total	$23,007	$22,139	$20,581
Effective interest rate of the liability component	6.50%	6.50%	—%
Convertible Senior Notes Due 2017
In June 2012, the Company issued, at par value, $275.0 million aggregate principal amount of 1.375% convertible senior notes due June 1, 2017 (2017 Notes). The 2017 Notes bore cash interest at a rate of 1.375% per year, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2012. The 2017 Notes matured on June 1, 2017. The net proceeds to the Company from the offering were $266.2 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by the Company.

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
The 2017 Notes consisted of the following:

Liability component	December 31, 2017	December 31, 2016
	(In thousands)
Principal	$—	$55,000
Less: Debt discount, net(1)	—	(1,251)
Net carrying amount	$—	$53,749
_______________________________________

(1)
Included on the accompanying consolidated balance sheets within convertible senior notes (due 2017) and amortized to interest expense over the remaining life of the 2017 Notes using the effective interest rate method.

The following table sets forth total interest expense recognized related to the 2017 Notes:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Contractual interest expense	$315	$2,101	$3,781
Amortization of debt discount	1,251	7,395	12,734
Total	$1,566	$9,496	$16,515
Effective interest rate of the liability component	6.02%	6.02%	6.02%

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Hedges

In June 2012, the Company paid an aggregate amount of $58.2 million for the 2017 Note Hedges, which was recorded as a reduction of additional paid-in-capital in stockholders’ equity. As part of the repurchase of $220.0 million in aggregate principal amount of the 2017 Notes, the Company settled the related hedges and received cash of approximately $100.5 million. The remaining 2017 Note Hedges covered approximately two million shares of the Company’s common stock, subject to anti-dilution adjustments substantially similar to those applicable to the 2017 Notes, had a strike price that corresponds to the initial conversion price of the 2017 Notes, and were exercisable upon conversion of the 2017 Notes. The 2017 Note Hedges were separate transactions entered into by the Company with the 2017 Hedge Counterparties and were not part of the terms of the 2017 Notes or the 2017 Warrants. Holders of the 2017 Notes and 2017 Warrants did not have any rights with respect to the 2017 Note Hedges. On June 1, 2017, in connection with the maturity of the 2017 Notes, the Company redeemed the 2017 Note Hedges and received from the Note Hedge counterparties 820,161 shares at a weighted average price of $48.79 per share. The redemption offset the dilution with respect to shares of the Company’s common stock issued upon the conversion of the 2017 Notes. The shares delivered to the Company in connection with the redemption of the 2017 Notes Hedges are held by the Company as treasury shares.

Warrants

In June 2012, the Company received aggregate proceeds of $38.4 million from the sale of warrants to the 2017 Hedge Counterparties, which the Company recorded as additional paid-in-capital in stockholders’ equity. The 2017 Warrants were separate transactions entered into by the Company with the 2017 Hedge Counterparties and are not part of the terms of the 2017 Notes or 2017 Note Hedges. Holders of the 2017 Notes and 2017 Note Hedges did not have any rights with respect to the 2017 Warrants. The 2017 Warrants also meet the definition of a derivative. Because the 2017 Warrants were indexed to the Company’s common stock and recorded in equity in the Company’s consolidated balance sheets, the 2017 Warrants were exempt from the scope and fair value provisions related to accounting for derivative instruments.

As part of the June 2016 repurchase of $220 million in aggregate principal amount of the 2017 Notes, the Company paid $87.9 million to settle the related warrants. The remaining 2017 Warrants, which continued to remain outstanding after the maturity of the 2017 Notes, were to purchase up to approximately two million shares of the Company’s common stock, subject to customary anti-dilution adjustments, at a strike price of $34.20 per share. The 2017 Warrants had a dilutive effect with respect to the Company’s common stock. The 2017 Warrants expired beginning in August 2017 through a series of expiration dates ending in December 2017. The holders of the 2017 Warrants exercised 787,680 warrants on a net basis and as a result the Company issued 44,283 shares of common stock.

10.	Stockholders’ Equity
Preferred Stock
The Company has 5,000,000 shares of preferred stock (Preferred Stock) authorized, none of which are issued.
Common Stock
Common stockholders are entitled to one vote per share and dividends when declared by the Company’s Board of Directors, subject to the preferential rights of any outstanding shares of Preferred Stock.
Employees and directors of the Company purchased 1,949,117, 1,312,812 and 2,989,324 shares of common stock during the years ended December 31, 2017, 2016 and 2015, respectively, pursuant to option exercises and the Company’s employee stock purchase plan. The aggregate net proceeds to the Company resulting from these purchases were approximately $48.6 million, $33.8 million, and $65.2 million during the years ended December 31, 2017, 2016 and 2015, respectively, and are included within the financing activities section of the accompanying consolidated statements of cash flows. The Company issued 166,103, 132,344 and 166,042 shares under restricted stock awards during the years ended December 31, 2017, 2016 and 2015, respectively.
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
On June 1, 2017, in connection with the maturity of the 2017 Notes, the Company redeemed the 2017 Note Hedges and received from the Note Hedge counterparties 820,161 shares at a weighted average price of $48.79 per share. The redemption offset the dilution with respect to shares of the Company’s common stock issued upon the conversion of the 2017 Notes. The shared delivered to the Company in connection with the redemption of the 2017 Notes Hedges are held by the Company as treasury shares.
As of December 31, 2017, there were 3,013,143 shares of the Company’s common stock held in treasury.

11.	Share-Based Compensation
Stock Plans
The Company has adopted the following stock incentive plans under which awards remain outstanding:

•	the 2013 Stock Incentive Plan (the 2013 Plan);

•	the 2009 Equity Inducement Plan;

•	the 2007 Equity Inducement Plan; and

•	the 2004 Stock Incentive Plan.

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
As of December 31, 2017, the Company had granted an aggregate of 28,493,250 shares as restricted stock or subject to issuance upon exercise of stock options under all of the plans, of which 7,043,490 shares remained subject to outstanding options. The Company currently only grants stock options and restricted stock awards from the 2013 Plan. In accordance with ASC 718-10, the Company recorded approximately $31.5 million, $31.0 million and $30.6 million of share-based compensation expense related to the options, restricted stock and ESPP for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was approximately $27.8 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. This cost is expected to be recognized over a weighted average period of 1.22 years.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option and Restricted Stock Award Activity
The following table presents a summary of option activity and data under the Company’s stock incentive plans as of December 31, 2017:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at January 1, 2017	8,023,696	$28.27
Granted	1,693,309	$49.89
Exercised	(1,854,644)	$24.57
Forfeited and expired	(818,871)	$37.24
Outstanding, December 31, 2017	7,043,490	$33.40	5.85	$11,705,399
Vested and expected to vest, December 31, 2017	6,842,097	$33.13	5.81	$11,699,950
Exercisable, December 31, 2017	4,190,582	$28.97	5.05	$11,487,732
Available for future grant at December 31, 2017	3,202,401
Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at December 31, 2017, for those options for which the quoted market price was in excess of the exercise price. The weighted-average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 were $18.46, $11.72, and $11.18, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 were $34.1 million, $12.7 million, and $40.0 million, respectively.
The Company recorded approximately $22.6 million, $23.2 million, and $23.0 million in compensation expense related to options in the years ended December 31, 2017, 2016 and 2015. The remaining expense of approximately $21.4 million will be recognized over a period of 1.25 years.
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

	Years Ended December 31,
	2017	2016	2015
Expected dividend yield	—%	—%	—%
Expected stock price volatility	39.14%	37.90%	41.49%
Risk-free interest rate	1.867%	1.249%	1.436%
Expected option term (years)	5.00	4.93	5.01
The following table presents a summary of the Company’s outstanding shares of restricted stock awards granted as of December 31, 2017:

	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2017	375,301	$31.88
Awarded	196,462	50.51
Vested	(172,076)	32.80
Forfeited	(30,359)	44.03
Outstanding, December 31, 2017	369,328	$40.37

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restricted stock granted to employees generally vests in equal increments of 25% per year on an annual basis commencing twelve months after grant date. The restricted stock granted to non-employee directors generally vests on the first anniversary date after the grant date. Expense of approximately $6.5 million, $6.6 million and $6.1 million was recognized related to restricted stock awards in the years ended December 31, 2017, 2016 and 2015, respectively. The remaining expense of approximately $6.3 million will be recognized over a period of 1.13 years. The weighted average grant date fair value of restricted stock awarded during the years ended December 31, 2017, 2016 and 2015 were $50.51, $33.63, and $28.37, respectively. The total fair value of the restricted stock that vested during the years ended December 31, 2017, 2016 and 2015 were $8.4 million, $8.7 million and $7.1 million, respectively.
2010 ESPP
The Company has adopted the 2010 Employee Stock Purchase Plan (the 2010 ESPP), which, as amended, provides for the issuance of up to 2,000,000 shares of common stock. The 2010 ESPP permits eligible employees to purchase shares of common stock at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each offering period. Employees who own 5% or more of the common stock are not eligible to participate in the 2010 ESPP. Participation in the 2010 ESPP is voluntary.
The Company issued 94,473, 136,378, and 184,432 shares under the 2010 ESPP during the years ended December 31, 2017, 2016 and 2015, respectively. The Company recorded approximately $1.0 million, $1.2 million and $1.5 million in compensation expense related to the 2010 ESPP in the years ended December 31, 2017, 2016 and 2015, respectively.
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

	Years Ended December 31,
	2017	2016	2015
Expected dividend yield	—%	—%	—%
Expected stock price volatility	43.03%	48.80%	44.91%
Risk-free interest rate	0.89%	0.34%	0.15%
Expected option term (years)	0.5	0.5	0.5
Common Stock Reserved for Future Issuance
At December 31, 2017, there were 972,959 shares of common stock available for grant under the 2010 ESPP and 3,202,401 shares of common stock available for grant under the 2013 Plan.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Amounts attributable to The Medicines Company:
(Loss) income from continuing operations	$(607,695)	$20,564	$(134,806)
Loss from discontinued operations, net of tax	(100,678)	(139,682)	(217,950)
Net loss attributable to The Medicines Company	$(708,373)	$(119,118)	$(352,756)
			.
Weighted average common shares outstanding, basic	72,356	69,909	66,809
Plus: net effect of dilutive stock options, warrants, restricted common shares and shares issuable upon conversion of Notes	—	3,113	—
Weighted average common shares outstanding, diluted	72,356	73,022	66,809

Basic (loss) earnings per common share attributable to The Medicines Company:
(Loss) earnings from continuing operations	$(8.40)	$0.29	$(2.02)
Loss from discontinued operations	(1.39)	(2.00)	(3.26)
Basic loss per share	$(9.79)	$(1.71)	$(5.28)

Diluted (loss) earnings per common share attributable to The Medicines Company:
(Loss) earnings from continuing operations	$(8.40)	$0.28	$(2.02)
Loss from discontinued operations	(1.39)	(1.91)	(3.26)
Diluted loss per share	$(9.79)	$(1.63)	$(5.28)

Basic (loss) income per share is computed by dividing consolidated net (loss) income attributable to The Medicines Company by the weighted average number of shares of common stock outstanding during the period, excluding unvested restricted common shares. The potentially dilutive effect of the Company’s stock options, unvested restricted common stock, stock purchase warrants, the 2017 Notes (which matured on June 1, 2017) and 2022 Notes on earnings per share is computed under the treasury stock method. In 2016, the Company analyzed the potential dilutive effect of the 2023 Notes on its earnings per share under the treasury stock method. Beginning in 2017, the Company analyzes the potential dilutive effect of the 2023 Notes on earnings per share under the “if converted” method, in which it is assumed that the outstanding security converts into common stock at the beginning of the period.

For periods of income from continuing operations when the effects are not anti-dilutive, diluted earnings per share is computed by dividing the net income attributable to The Medicines Company by the weighted average number of shares outstanding and the impact of all potential dilutive common shares, consisting primarily of stock options, unvested restricted common stock, shares issuable upon conversion of the 2017 Notes, 2022 Notes and 2023 Notes and stock purchase warrants.
For periods of loss from continuing operations, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common share equivalents is anti-dilutive. Due to the period of loss from continuing operations attributable to The Medicines Company, the calculation of diluted loss per share for the year ended December 31, 2017 and 2016 excluded 12,803,033 and 3,724,272, respectively, of potentially dilutive stock options, warrants, restricted common shares, and shares issuable upon conversion of the 2017 Notes, 2022 Notes and 2023 Notes, as their inclusion would have an anti-dilutive effect.
For periods of income from continuing operations when the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net income by the weighted average number of shares outstanding and the impact of all potential

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dilutive common shares, consisting primarily of stock options, unvested restricted common stock, shares issuable upon conversion of the 2017 Notes, 2022 Notes, 2023 Notes and stock purchase warrants.

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

In June 2012, the Company issued the 2017 Notes (see Note 9, “Convertible Senior Notes”). In connection with the issuance of the 2017 Notes, the Company entered into convertible note hedge transactions with respect to its common stock (2017 Note Hedges) with several of the initial purchasers of the 2017 Notes, their affiliates and other financial institutions (2017 Hedge Counterparties). The options that were part of the 2017 Note Hedges were not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. In June 2016, as part of the repurchase of $220.0 million in aggregate principal amount of the 2017 Notes, the Company settled the hedges related to the repurchased bonds. On June 1, 2017, in connection with the maturity of the 2017 Notes, the Company redeemed the 2017 Note Hedges and received from the Note Hedge counterparties 819,901 shares at a weighted average price of $48.79 per share. The redemption offset the dilution with respect to shares of the Company’s common stock issued upon the conversion of the 2017 Notes. The shares delivered to the Company in connection with the redemption of the 2017 Notes Hedges are held by the Company as treasury shares. For the year ended December 31, 2015, the number of shares of common stock issuable upon conversion of the 2017 Notes were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.
In addition, in connection with the 2017 Note Hedges, the Company entered into warrant transactions with the 2017 Hedge Counterparties, pursuant to which the Company sold warrants (2017 Warrants) to the Hedge Counterparties to purchase, subject to customary anti-dilution adjustments, up to two million shares of the Company’s common stock at a strike price of $34.20 per share. The 2017 Warrants had a dilutive effect with respect to the Company’s common stock to the extent that the market price per share of the Company’s common stock, as measured under the terms of the 2017 Warrants, exceeded the applicable strike price of the 2017 Warrants. The Company elected to settle all of the 2017 Warrants in common stock. In June 2016, as part of the repurchase of $220.0 million in aggregate principal amount of the 2017 Notes, the Company settled the warrants related to the repurchased bonds.

13.	Income Taxes
The benefit from (provision for) income taxes for continuing operations in 2017, 2016 and 2015 consists of current and deferred federal, state and foreign taxes based on income as follows:

	2017	2016	2015
	(In thousands)
Current:
Federal	$4,859	$—	$(5)
State	(31)	(33)	(182)
Foreign	1,757	(34)	(229)
	6,585	(67)	(416)
Deferred:
Federal	$88,556	$—	$28,011
State	1,435	—	2,138
Foreign	—	—	—
	89,991	—	30,149
Total benefit from (provision for) taxes	$96,576	$(67)	$29,733

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s deferred benefit from income taxes of $89.9 million was primarily attributable to a reduction in the Company’s recorded valuation allowance against its deferred tax assets as a result of the commencement of amortization of IPR&D associated with Vabomere upon approval by the FDA and the impairment of IPR&D associated with MDCO-700.
The components of (loss) income from continuing operations attributable to The Medicines Company before income taxes consisted of:

	2017	2016	2015
	(In thousands)
Domestic	$(704,814)	$22,289	$(163,772)
International	543	(1,712)	(757)
Total	$(704,271)	$20,577	$(164,529)
The difference between tax expense and the amount computed by applying the statutory federal income tax rate of 35% in 2017, 2016, and 2015 to income before income taxes is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Statutory rate applied to pre-tax (loss) income from continuing operations	$(246,495)	$7,202	$(57,589)
(Deduct) add:
State income taxes, net of federal benefit	(913)	21	(1,273)
Foreign	53	442	287
Revaluation of contingent purchase price	(5,366)	(10,244)	10,272
Tax credits	(3,539)	(967)	(305)
Lobbying costs	—	—	35
Meals and entertainment	372	605	810
Uncertain tax positions	(1,635)	(2,064)	61
Bargain purchase	—	—	(7,310)
Loss on extinguishment of debt	—	1,403	—
Loss on ACC goodwill	—	11,834	—
Excess stock option benefit	(4,589)	—	—
Change in federal tax rate due to the Tax Cuts and Jobs Act	126,502	—	—
Other	785	(485)	1,239
Tax benefit of operating loss carryforwards	11,509	(105,045)	—
Valuation allowances	26,740	97,365	24,040
Income tax benefit	$(96,576)	$67	$(29,733)

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$235,852	$230,775
Tax credits	20,096	20,973
Stock based compensation	19,611	28,268
Other	26,113	26,889
Total deferred tax assets	301,672	306,905
Valuation allowance	(239,536)	(162,892)
Total deferred tax assets net of valuation allowance	62,136	144,013
Deferred tax liabilities:
Fixed assets	$(568)	$(4,997)
Intangible assets	(30,664)	(81,877)
Convertible debt	(30,904)	(57,430)
Indefinite lived intangible assets	—	(89,701)
Total deferred tax liabilities	(62,136)	(234,005)
Net deferred tax liabilities	$—	$(89,992)
During 2017 and 2016, the Company recorded a net increase to its valuation allowance of $76.6 million and $95.0 million, respectively. At December 31, 2017 and 2016, the Company recorded a valuation allowance of $239.5 million and $162.9 million respectively, principally against net operating loss carryforwards in domestic and foreign jurisdictions. The Company considered positive and negative evidence including its level of past and future operating income, the utilization of carryforwards, the status of litigation with respect to the Angiomax patents and other factors in arriving at its decision to recognize its deferred tax assets. The Company continues to evaluate the realizability of its deferred tax assets and liabilities on a periodic basis and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits, the regulatory approval of products currently under development and the extension of patent rights relating to Angiomax. Any changes to the valuation allowance or deferred tax assets in the future would impact the Company’s effective tax rate.
On December 22, 2017, the “Tax Cuts and Jobs Act” (TCJA) was enacted which significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, repeals the corporate alternative minimum tax (AMT), imposes additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. As a result of this legislation, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the TCJA and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the Company’s deferred tax balances was $126.5 million which was offset fully by the provisional amount recorded related to the reversal of previously established valuation allowances against these deferred tax balances. The TCJA also permits any remaining AMT tax attribute carryforwards to be used to offset future taxable income and/or be refundable over the next several years. As a result, the Company recognized a provisional benefit of $4.9 million during the year ended December 31, 2017 related to the reversal of a previously established valuation allowance against its AMT tax attribute carryforwards and the related refundable amount has been classified in other assets in the accompanying consolidated balance sheet. In addition, based on its preliminary analysis, the Company does not believe that it has offshore earnings that would be subject to the mandatory transition tax.

While the Company has completed its provisional analysis of the income tax effects of the TCJA and recorded a reasonable estimate of such effects, the amounts recorded related to the TCJA may differ, possibly materially, due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions that the Company has made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions the Company may take as a result of the TCJA. The Company will complete its analysis over a one-year measurement period ending no later

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than December 22, 2018, and any adjustments during this measurement period will be included in loss from continuing operations as an adjustment to income tax expense/benefit in the reporting period when such adjustments are determined.
In 1998 and 2002, the Company experienced a change in ownership as defined in Section 382 of the Internal Revenue Code. However, based on the market value of the Company at such dates, the Company believes that these ownership changes will not significantly impact its ability to use net operating losses or tax credits in the future to offset taxable income. During 2013 the Company acquired the stock of Incline and became the successor of certain net operating losses and tax credit carryforwards. These tax attributes are also subject to a limitation under Internal Revenue Code Section 382 and these amounts, combined with those of the Company in the table below, have been reduced appropriately for such utilization limitations. In addition, utilization of these net operating loss and tax credit carryforwards is dependent upon the Company achieving profitable results. To the extent the Company’s use of net operating loss and tax credit carryforwards is further limited by Section 382 as a result of any future ownership changes, the Company’s income would be subject to cash payments of income tax earlier than it would if the Company was able to fully use its net operating loss and tax credit carryforwards in the U.S.
At December 31, 2017, the Company has federal net operating loss carryforwards available to reduce taxable income and federal research and development tax credit carryforwards available to reduce future tax liabilities. They expire approximately as follows:

Year of Expiration	Federal Net Operating Loss Carryforwards	Federal Research and Development Tax Credit Carryforwards
	(In thousands)
2027	$6,256	$840
2028	38,954	2,108
2029	4,755	1,149
2030	1,030	1,162
2031	605	3,097
2032	1,533	3,666
2033	37,209	3,178
2034	4,353	1,861
2035	195,416	752
2036	293,661	1,739
2037	423,531	3,515
	$1,007,303	$23,067
At December 31, 2017 the Company has the following additional carryforwards: Refundable Alternative Minimum Tax Credits of $4.9 million with no expiration date and foreign net operating losses of approximately $49.5 million. The foreign net operating losses expire in varying amounts beginning in 2018.
The Company does not anticipate a significant change in its unrecognized tax benefits in the next twelve months. The Company is no longer subject to federal, state or foreign income tax audits for tax years prior to 2013. However applicable taxing authorities can review and adjust net operating loss or tax credit carryforwards originating in a closed tax year if utilized in an open tax year. The Company concluded an audit of its 2010 Italy tax filing resulting in a tax assessment of approximately $0.5 million. During 2017, the Company reduced its liability for unrecognized tax benefits by approximately $1.4 million for the difference between the amount previously accrued and the final assessment resulting from that audit. The Company is not under examination by any taxing authorities. However, while tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve, the Company believes that it has adequately provided for all uncertain tax provisions for open tax years by tax jurisdiction. The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not accrued any interest or penalties as of December 31, 2017. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $0.0 million, $1.9 million and $1.9 million as of December 31, 2017, 2016 and 2015.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefits
(In thousands)
Balance at January 1, 2015	$8,022
Additions related to current year tax positions	61
Balance at December 31, 2015	8,083
Additions related to current year tax positions	193
Balance at December 31, 2016	6,018
Additions related to current year tax positions	708
Reductions for prior year tax positions	(2,843)
Balance at December 31, 2017	$3,883
The Company provides income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. As of December 31, 2017, the Company’s accumulated foreign unremitted earnings have been immaterial. The Company’s policy is to invest indefinitely its unremitted foreign earnings outside the United States.

14.	Fair Value Measurements

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

Financial assets measured at fair value on a nonrecurring basis

As part of the purchase and sale agreement with Mallinckrodt, the Company may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak and Raplixa. In evaluating this information, considerable judgment is required to interpret the market data used to develop the assumptions and estimates. The Company utilized the “income method,” which applies a probability weighting that considers the estimated future net sales of each of the respective products to determine the probability that each sale milestone will be met. These projections were based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The Company anticipated payment from Mallinckrodt on these sales milestones between

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2018 and 2022 with probabilities of achievement ranging from 15% to 85%. The Company also considers qualitative factors such as development of competing drugs, regulatory developments and other qualitative factors. The Company determined the year in which it believes each of the sales milestones will be achieved. The respective milestones were then discounted to the present value using a discount rate of 10%. Any changes to fair value will be recorded if and when the sales milestones are achieved. The Company initially calculated the fair values of these contingent payments to be received from Mallinckrodt as $78.0 million, which are reflected as a contingent purchase price from sale of business on the accompanying consolidated balance sheet. The Company classified these contingent payments as Level 3 assets. Any increases in the carrying amount or impairments of sales milestones would be recognized in operating expenses if and when the milestones are achieved or determined to have no value. On December 31, 2017, the Company decreased the carrying value of the contingent purchase price from the sale of the Hemostasis Business by $63.0 million as a result of the discontinuation of Raplixa by Mallinckrodt.

As part of the purchase and sale agreement with Chiesi USA and Chiesi, the Company may receive up to an additional $480.0 million in the aggregate from Chiesi following the achievement of certain specified calendar year net sales milestones with respect to net sales of each of Cleviprex and Kengreal. In evaluating this information, considerable judgment is required to interpret the market data used to develop the assumptions and estimates. The Company utilized a risk adjusted revenue simulation model. In this simulation, the chances of achieving many different revenue levels are estimated and then adjusted to reflect the results of similar products and companies in the market to calculate the fair value of each milestone payment. The breadth of all possible revenue scenarios is captured in an estimate of revenue volatility - a measure that can be estimated from performance of similar companies in the market. The Company estimated revenue volatility as the delivered asset volatility observed in comparable companies’ historical performance, where the delivering asset was based on operational leverage of the Company. Under each of these possible scenarios, different amounts of the sales-based milestone payments are calculated, and the average of the payments across a range of possible scenarios is deemed to be the expected value of the earn-out payments. The Company compared the estimated revenue volatility to the delivered asset volatility to arrive at adjusted revenue volatilities between 30% and 41%. The Company then discounted the expected future value of the earn-out payments using a range of discount rates between 3.1% and 6.9%. The Company calculated the fair values of these contingent payments to be received from Chiesi as $65.7 million, which continue to be reflected as a contingent purchase price from sale of business on the accompanying consolidated balance sheet at December 31, 2017. The Company classified these contingent payments as Level 3 assets. Any increases in the carrying amount or impairments of sales milestones would be recognized in selling, general and administrative expenses if and when the milestones are achieved or determined to have no value. The Company noted no indicators of impairment on the contingent payments to be received from Chiesi.

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Except for the Company’s Level 2 liabilities which are discussed in Note 9, “Convertible Senior Notes,” the following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2017 and 2016, by level, within the fair value hierarchy:

	As of December 31, 2017				As of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at December 31,
Assets and Liabilities	(Level 1)	(Level 2)	(Level 3)	2017	(Level 1)	(Level 2)	(Level 3)	2016
	(In thousands)
Assets:
Cash and cash equivalents	$12,100		$—	$12,100	$56,097	$—	$—	$56,097
Total assets at fair value	$12,100	$—	$—	$12,100	$56,097	$—	$—	$56,097
Liabilities:
Contingent purchase price	$—	$—	$19,650	$19,650	$—	$—	$31,832	$31,832
Total liabilities at fair value	$—	$—	$19,650	$19,650	$—	$—	$31,832	$31,832

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy that occurred during 2017.

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

The following table provides quantitative information associated with the fair value measurements of the Company’s Level 3 liabilities:

	Fair Value as of December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands)
Rempex:
Contingent purchase price: Event-based milestones	$19,650	Probability-adjusted discounted cash flow	Probabilities of successes	18% - 90% (71%)
			Period in which milestones are expected to be achieved	2018 - 2024
			Discount rate	4.8% - 7.5%

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value as of December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)
Incline:
Contingent purchase price	$1,269	Probability-adjusted discounted cash flow	Probabilities of successes	5%
			Period in which milestones are expected to be achieved	2019
			Discount rate	18%
Rempex:
Contingent purchase price: Event-based milestones	$16,500	Probability-adjusted discounted cash flow	Probabilities of successes	18% - 95% (78%)
			Discount rate	6.6% - 8.2%
Annovation:
Contingent purchase price	$14,063	Probability-adjusted discounted cash flow	Probabilities of successes	9% - 50% (34%)
			Period in which milestones are expected to be achieved	2018 - 2031
			Discount rate	6.0% - 10.0%

The fair value of the contingent purchase price represents the fair value of the Company’s liability for potential payments under the Company’s acquisition agreements for Incline Therapeutics, Inc. (Incline), Rempex Pharmaceuticals, Inc. (Rempex) and Annovation. There were no changes to the potential future payments under the Company’s acquisition agreements. As of December 31, 2017, the remaining potential future payments to the former equity holders of Rempex were up to $224.3 million. The remaining potential future payments under the Company’s acquisition agreements do not include payments of $175.8 million related to the Ionsys product, which was discontinued and withdrawn in the U.S in June 2017 and which has also been discontinued in Europe, and the MDCO-700 development program, which was discontinued in August 2017. The significant unobservable inputs used in the fair value measurement of the Company’s contingent purchase prices are the probabilities of successful achievement of development, regulatory, and sales milestones that would trigger payments under the Incline, Rempex and Annovation agreements, probabilities as to the periods in which the milestones are expected to be achieved and discount rates. Significant changes in any of the probabilities of success or periods in which milestones will be achieved would result in a significantly higher or lower fair value measurement.

The changes in fair value of the Company’s Level 3 contingent purchase price during the year ended December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$31,832	$18,300
Payments	—	(10,449)
Fair value adjustments to contingent purchase prices included in net loss	(12,182)	23,981
Balance at end of period	$19,650	$31,832

For the year ended December 31, 2017, changes in the carrying value of the contingent purchase price obligations resulted from changes in the fair value of the contingent consideration due to either the passage of time, changes in discount rates, changes in probabilities of success, or milestone payments.

No other changes in valuation techniques or inputs occurred during the year ended December 31, 2017 and 2016.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Restructuring

2017 Workforce Reduction

In June 2017, the Company commenced a voluntary discontinuation and withdrawal of Ionsys from the market and ceased related commercialization activities, with the regulatory authorizations for Ionsys remaining open. Concurrent with this market withdrawal, the Company commenced implementation of a workforce reduction, which resulted in the reduction of 57 employees, representing approximately 15% of the Company’s workforce at that time. The Company recorded a pre-tax charge of approximately $276.9 million associated with the discontinuation and market withdrawal of Ionsys in the United States market, of which $268.1 million was a non-cash impairment charge (including a write-off of inventory), $5.8 million relates to cash severance and $3.0 million relates to other exit costs. The Company has also discontinued Ionsys in the European market.

The impacted employees are eligible to receive severance payments in specified amounts, health benefits and outplacement services. The Company has and will record these charges in cost of goods sold, research and development and selling, general and administrative expenses based on responsibilities of the impacted employees.

2016 Workforce Reduction

On June 21, 2016, in connection with the sale of the Non-Core ACC Products, the Company commenced implementation of a reorganization intended to improve efficiency and better align the Company’s costs and employment structure with its strategic plans. The reorganization includes a workforce reduction. As a result, the Company reduced its personnel by 162 employees. Upon signing appropriate release agreements, impacted employees were eligible to receive severance payments in specified amounts, health benefits, outplacement services, and an extension of the exercise period for all vested options up to one year from their respective termination date. The Company incurred charges of approximately $17.2 million related to this reorganization in the aggregate. The Company has and will record these charges in cost of goods sold, research and development and selling, general and administrative expenses based on responsibilities of the impacted employees.

The following tables set forth details regarding the activities described above during the years ended December 31, 2017 and 2016:

	Balance as of January 1, 2017	Expenses, Net	Cash	Noncash	Balance as of December 31, 2017
	(in thousands)
Employee severance and other personnel benefits:
2017 Workforce reduction	$—	$5,897	$(5,768)	$(129)	$—
2016 Workforce reduction	1,854	—	(1,038)	(816)	—
Total	$1,854	$5,897	$(6,806)	$(945)	$—

	Balance as of January 1, 2016	Expenses, Net	Cash	Noncash	Balance as of December 31, 2016
	(in thousands)
Employee severance and other personnel benefits:
2016 Workforce reduction	$—	$17,162	$(14,697)	$(611)	$1,854
Total	$—	$17,162	$(14,697)	$(611)	$1,854

16.	Commitments and Contingencies
The Company’s long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These obligations include commitments related to purchases of inventory of the Company’s products, research and development service agreements, operating leases, selling, general and administrative obligations, leased office space for its principal office in Parsippany, New Jersey and additional leased office space in San Diego, California, royalties, milestone payments and other contingent payments due under the Company’s license and acquisition agreements.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future estimated contractual obligations as of December 31, 2017 are:

Contractual Obligations (1) (2)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Inventory related commitments	$52,111	$16,167	$—	$—	$68,278
Research and development	71,115	68,387	34,508	30,409	204,419
Operating leases	7,185	15,029	15,428	27,928	65,570
Selling, general and administrative	3,924	1,379	—	—	5,303
Total contractual obligations	$134,335	$100,962	$49,936	$58,337	$343,570
_______________________________________

(1)
This table does not include any milestone and royalty payments which may become payable to third parties for which the timing and likelihood of such payments are not known, as discussed below. It also does not include the long-term debt obligations. See Note 9 “Convertible Senior Notes” for further details.

(2)
This table includes commitments related to the Company’s infectious disease business which was sold on January 5, 2018 and the related commitments were assumed by Melinta. These commitments include $68.3 million of inventory related commitments, $7.3 million for research and development service agreements and $1.8 million for selling, general and administrative obligations. See Note 23 “Discontinued Operations” for further details.

All of the inventory related commitments included above are non-cancellable. Included within the inventory related commitments above are purchase commitments for 2018 totaling $66.9 million, $1.2 million and $0.2 million for Vabomere, Minocin and Orbactiv bulk drug substances, respectively. Of the total estimated contractual obligations for research and development and selling, general and administrative activities, $5.3 million are non-cancellable.
The Company leases its principal offices in Parsippany, New Jersey. The lease covers 173,146 square feet and expires January 2024. On October 1, 2014, the Company entered into an agreement to lease 63,000 square feet of office space with ARE-SD Region No. 35, LLC for new office and laboratory space in San Diego. This lease has a term of 144 months. The commencement date was February 2017. The lease qualifies for operating lease treatment with recorded annual rent expense from commencement date to expiration. The Company’s remaining obligation for this space is $36.6 million.
Approximately 99.7% of the total operating lease commitments above relate to the Company’s principal office building in Parsippany, New Jersey and the Company’s office in San Diego, California. Also included in total operating lease commitments are automobile leases, computer leases and other property leases that the Company entered into while expanding its global infrastructure.
Aggregate rent expense under the Company’s property leases in 2017, 2016 and 2015 was approximately $9.6 million, $7.6 million and $7.3 million, respectively.
In addition to the amounts shown in the above table, the Company is contractually obligated to make potential future success-based development, regulatory and commercial milestone payments and royalty payments in conjunction with collaborative agreements or acquisitions it has entered into with third-parties. These contingent payments include royalty payments with respect to Angiomax under the Company’s license agreements with Biogen and HRI, royalty and/or milestone payments with respect to Vabomere, inclisiran, Ionsys, MDCO-700 and Orbactiv. In 2017, 2016 and 2015, the Company incurred aggregate royalties to Biogen and HRI of $0.8 million, $0.8 million and $1.8 million, respectively, and royalties to AstraZeneca with respect to Cleviprex of $0.0 million, $0.6 million and $1.3 million. As a result of the sale of its Non-Core ACC Products, the Company no longer owes royalties to AstraZeneca relating to sales of Cleviprex. See Note 22, “Dispositions,” for further details.

The Company may have to make these significant contingent cash payments in connection with its acquisition and licensing activities upon the achievement of specified regulatory, sales and other milestones as follows:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties related to the Targanta transaction;

•	up to $224.3 million for the Rempex transaction;

•	up to $170.0 million for the Alnylam license and collaboration agreement with Alnylam; and

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	$2.2 million for other transaction milestones.
Given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Accordingly, these contingent payments have not been included in the table above as the timing of any future payment is not reasonable estimable.
These amounts do not include milestone payments of up to $175.8 million related to the Ionsys product, which was discontinued and withdrawn in the United States in June 2017 and which has also been discontinued in Europe, and the MDCO-700 development program, which was discontinued in August 2017. The milestone payments above include $229.4 million related to the Targanta and Rempex transactions that were included in the sale of the infectious disease business and assumed by Melinta. See Note 23 “Discontinued Operations” for further details.
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
The Company has an employee savings and retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. The Company made matching contributions in 2017, 2016 and 2015 of $1.5 million, $1.7 million and $2.5 million, respectively.

18.	Segment and Geographic Information
The Company manages its business and operations as one segment and is focused on advancing the treatment of acute and intensive care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. The Company allocates resources and assesses financial performance on a consolidated basis. Revenues reported in 2017, 2016 and 2015 are derived primarily from sales of Angiomax in the United States, including royalty revenue from Sandoz.

The geographic segment information provided below is classified based on the major geographic regions in which the Company operates. Long-lived assets are comprised of the Company’s noncurrent assets.

	Years Ended December 31,
	2017		2016		2015
	(In thousands)
Net revenue:
United States	$37,131	82.9%	$131,572	91.9%	$275,118	93.4%
Europe	7,239	16.2%	9,331	6.5%	16,745	5.7%
Other	419	0.9%	2,258	1.6%	2,684	0.9%
Total net revenue	$44,789		$143,161		$294,547

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2017		2016
	(In thousands)
Long-lived assets:
United States	$308,843	99.7%	$699,004	99.4%
Europe	836	0.3%	4,160	0.6%
Total long-lived assets	$309,679		$703,164

19. Collaboration Agreements
Alnylam Pharmaceuticals, Inc.
In February 2013, the Company entered into a license and collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam) to develop, manufacture and commercialize therapeutic products targeting the proprotein convertase subtilisin/kexin type 9 (PCSK9) gene, based on certain of Alnylam’s RNA interference (RNAi) technology. Under the terms of the agreement, the Company obtained the exclusive, worldwide right under Alnylam’s technology to develop, manufacture and commercialize PCSK-9 products for the treatment, palliation and/or prevention of all human diseases. Alnylam is responsible for the development costs of the products, subject to an agreed upon limit, until the completion of Phase 1 clinical studies. The Company is responsible for completing and funding the development costs of the products through commercialization, if successful. The Company paid Alnylam $25.0 million in an initial license payment and an additional $10.0 million upon the achievement of a milestone, which payments the Company recorded as research and development expenses in the accompanying consolidated statements of operations. The Company has also agreed to pay up to an aggregate of $180.0 million in success-based development and commercialization milestones. In addition, the Company has agreed to pay specified royalties on net sales of these products. Royalties to Alnylam are payable by the Company on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, or the twelfth anniversary of the first commercial sale of the product in such country, subject to reduction in specified circumstances. The Company is also responsible for paying royalties, and in some cases, milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products. In December 2014, under the terms of the license and collaboration agreement with Alnylam, Alnylam initiated a Phase 1 clinical trial of ALN-PCSsc in the UK. Upon initiation of the Phase I clinical trial, the Company incurred a $10.0 million milestone. In November 2017, in connection with the first dosing of a subject in a pivotal study, the Company incurred a $20 million milestone.
SciClone Pharmaceuticals
On December 16, 2014, the Company entered into strategic collaboration agreements with SciClone Pharmaceuticals (SciClone) under which the Company granted SciClone licenses and the exclusive rights to promote, market and sell Angiomax and Cleviprex in China. As a result of the Company’s divestiture of Cleviprex to Chiesi, the Company is no longer a party to the strategic collaboration agreement with SciClone covering Cleviprex. Under the terms of the collaboration regarding Angiomax, SciClone will be responsible for all aspects of commercialization, including pre- and post-launch activities, in the China market (excluding Hong Kong and Macau) and will assist the Company in the registration process in China. The Company has filed in China for marketing approval of Angiomax. SciClone has paid the Company an upfront payment of $10.0 million and agreed to pay a product support services fee and regulatory/commercial success milestone payments of up to an aggregate of $50.5 million and royalties based on net sales of Angiomax in China.
Activities under the SciClone agreement were evaluated to determine if they represented a multiple element revenue arrangement. The SciClone agreement includes the following deliverables: (1) an exclusive license to commercialize Angiomax in China, excluding Hong Kong and Macau; (2) the Company’s obligation to conduct research and development activities related to the approvals of Angiomax; and (3) the Company’s obligation to participate on the joint operating committee established under the terms of the SciClone agreement and related subcommittees. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of SciClone. Accordingly, each unit will be accounted for separately. For the years ended December 31, 2017 and 2016, the Company recorded $0.6 million and $0.6 million, respectively, of revenue associated with the SciClone agreement as co-promotion and license income.
The Company believes the regulatory approval milestones that may be achieved under the SciClone agreement are consistent with the definition of a milestone. Accordingly, the Company will recognize payments related to the achievement of such milestone, if any, when the applicable milestone is achieved. Factors considered in this determination included scientific and regulatory risks

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone.
SymBio Pharmaceuticals Limited
On October 2, 2015, the Company entered into strategic collaboration with SymBio Pharmaceuticals Limited (SymBio) under which the Company granted SymBio a license and the exclusive rights to promote, market and sell Ionsys in Japan. Under the terms of the collaboration, SymBio will be responsible for all aspects of commercialization, including pre- and post-launch activities, for both products in the Japan market and will assist the Company in the registration process for Ionsys. SymBio has paid the Company an upfront payment of $10.0 million and agreed to pay regulatory/commercial success milestone payments of up to an aggregate of $20.9 million, and royalties based on net sales of Ionsys in Japan. The agreement was terminated in connection with a legal dispute with SymBio effective in the fourth quarter of 2017.
Factors considered in the determination of deliverables included, among other things, the subject of the licenses and the research and development and commercial capabilities of Symbio. For the year ended December 31, 2017 and 2016, the Company recorded $6.9 million and $2.5 million, respectively, of revenue associated with the SymBio agreement as co-promotion and license income.

20. Accumulated Other Comprehensive Loss

The following table provides a reconciliation of the components of accumulated other comprehensive loss, net of tax, attributable to The Medicines Company:

	Foreign currency translation adjustment	Unrealized (gain) loss on available for sale securities	Total
	(In thousands)
Balance at January 1, 2015	$2,479	$49	$2,528
Other comprehensive income before reclassifications	1,445	—	1,445
Total other comprehensive income	1,445	—	1,445
Balance at December 31, 2015	$3,924	$49	$3,973
Other comprehensive income before reclassifications	213	—	213
Amounts reclassified from accumulated other comprehensive income(1) (2)	(9,616)	(49)	(9,665)
Total other comprehensive loss	(9,403)	(49)	(9,452)
Balance at December 31, 2016	$(5,479)	$—	$(5,479)
Other comprehensive income before reclassifications	296		296
Total other comprehensive income	296	—	296
Balance at December 31, 2017	$(5,183)	$—	$(5,183)

(1)
Amounts were reclassified to other income in the accompanying consolidated statements of operations. There is generally no tax impact related to foreign currency translation adjustments, as earnings are considered permanently reinvested. In addition, there were no material tax impacts related to unrealized gains or losses on available for sale securities in the periods presented.

(2)	See Note 23, “Discontinued Operations,” for a discussion of this reclassification of foreign currency translation adjustment.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Selected Quarterly Financial Data (Unaudited)
The following table presents selected quarterly financial data for the years ended December 31, 2017 and 2016.

	Three Months Ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
		(1)		(2)		(3)
	(In thousands, except per share data)
Total net revenues	$17,465	$10,861	$7,868	$8,595	$46,075	$48,573	$31,084	$17,429
Cost of product revenues	9,978	12,490	4,287	20,438	16,042	12,061	18,213	14,337
Total operating expenses	76,879	393,195	71,129	168,682	104,248	120,817	51,881	88,296
Loss from operations	(59,414)	(382,334)	(63,261)	(160,087)	(58,173)	(72,244)	(20,797)	(70,867)

(Loss) income from continuing operations attributable to The Medicines Company	$(70,996)	$(370,065)	$(7,218)	$(159,416)	$(67,125)	$201,912	$(31,444)	$(82,779)
(Loss) income from discontinued operations, net of tax attributable to The Medicines Company	(31,674)	(27,203)	(22,957)	(18,844)	(25,324)	(19,470)	(54,815)	(40,073)
Net (loss) income attributable to The Medicines Company	$(102,670)	$(397,268)	$(30,175)	$(178,260)	$(92,449)	$182,442	$(86,259)	$(122,852)

Diluted (loss) earnings per common share attributable to The Medicines Company:
(Loss) earnings from continuing operations	$(1.00)	$(5.15)	$(0.10)	$(2.19)	$(0.97)	$2.78	$(0.45)	$(1.17)
(Loss) income from discontinued operations	(0.45)	(0.38)	(0.31)	(0.26)	(0.37)	(0.27)	(0.78)	(0.57)
Diluted loss per share	$(1.45)	$(5.53)	$(0.41)	$(2.45)	$(1.34)	$2.51	$(1.23)	$(1.74)
______________________________________

(1)
In June 2017, we commenced a voluntary discontinuation and withdrawal of Ionsys from the market and ceased related commercialization activities, with the regulatory authorizations for Ionsys remaining open. Concurrent with this market withdrawal, the Company commenced a workforce reduction, which resulted in the reduction of 57 employees, representing approximately 15% of the Company’s workforce at that time. The Company recorded a pre-tax charge of approximately $276.9 million associated with the discontinuation and market withdrawal of Ionsys in the United States market.

In August 2017, the Company announced that it discontinued the clinical development program for MDCO-700 and recorded the following non-cash adjustments during the second quarter of 2017: $65.0 million of asset impairment charges to in-process research and development (IPR&D) acquired from Annovation, a $14.7 million decrease in the carrying value of the contingent purchase price to an estimated fair value of zero, and a $23.0 million benefit for income taxes due to a reduction in the Company’s recorded valuation allowance against its deferred tax assets as a result of the impairment charge.

(2)
In the fourth quarter of 2017, the Company decreased the carrying value of the contingent purchase price from the sale of the Hemostasis Business by $63.0 million as a result of the discontinuation of Raplixa by Mallinckrodt.

(3)
On June 21, 2016, the Company completed the sale of its Non-Core ACC Products pursuant to the purchase and sale agreement dated May 9, 2016 by and among the Company, Chiesi USA and Chiesi. As a result of this sale, the Company realized a gain on sale of business of $288.3 million.

22. Dispositions

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

The Company recognized a gain on sale of business of approximately $288.3 million in 2016 in continuing operations in the accompanying consolidated statements of operations. Disposition related costs during 2016 of approximately $7.9 million for advisory, legal and regulatory fees incurred in connection with the sale of the Non-Core ACC Products were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations. See Note 14, “Fair Value Measurements,” for further details on the contingent purchase price from sale of businesses.

23. Discontinued Operations

Sale of Infectious Disease Business

On January 5, 2018, the Company completed the sale of its infectious disease business, consisting of the products Vabomere, Orbactiv and Minocin IV and line extensions thereof, and substantially all of the assets related thereto, other than certain pre-clinical assets, to Melinta. At the completion of the sale, the Company received approximately $166.4 million and 3,313,702 shares of Melinta common stock having a market value, based on Melinta's closing share price on January 5, 2018, of approximately $54.5 million. In addition, the Company is entitled to receive (i) a cash payment payable 12 months following the closing of the Transaction equal to $25.0 million; (ii) a cash payment payable 18 months following the closing of the Transaction equal to $25.0 million; and (iii) tiered royalty payments of 5% to 25% on worldwide net sales of (a) Vabomere and (b) Orbactiv and Minocin IV, collectively. The fair value of the total consideration received was estimated to be approximately $500.0 million.
As a result of the transaction, the Company accounted for the assets and liabilities of the infectious disease business that were sold as held for sale at December 31, 2017.

Financial results of the infectious disease business are presented as “Loss from discontinued operations, net of tax” on the accompanying consolidated statements of operations for years ended 2017, 2016 and 2015. Assets and liabilities of the infectious disease business to be disposed of are presented as “Current assets held for sale,” “Noncurrent assets held for sale,” “Current liabilities held for sale,” and “Noncurrent liabilities held for sale” on the accompanying consolidated balance sheet as of December 31, 2017 and 2016.

The following table presents key financial results of the infectious disease business included in “Loss from discontinued operations, net of tax” for years ended 2017, 2016 and 2015.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net product revenues	$34,622	$24,673	$14,460
Operating expenses:
Cost of product revenue	20,060	10,693	15,945
Research and development	39,984	47,155	33,218
Selling, general and administrative	74,346	106,670	52,643
Total operating expenses	134,390	164,518	101,806
Loss from operations	(99,768)	(139,845)	(87,346)
Other expense, net	(906)	(19)	212
Loss from discontinued operations before income taxes	(100,674)	(139,864)	(87,134)
Provision (benefit) for income taxes	4	2	(10)
Loss from discontinued operations, net of tax	$(100,678)	$(139,866)	$(87,124)
The following table presents the major classes of assets and liabilities at December 31, 2017 and 2016 related to the infectious disease business which were reclassified as held for sale:

	December 31,	December 31,
	2017	2016
	(In thousands)
Assets:
Accounts receivable, net	$9,595	$3,916
Inventory	41,412	42,411
Other receivables	2,740	4,259
Intangibles, net	282,398	—
Goodwill	55,057	—
Current assets held for sale	391,202	50,586
Intangibles, net	—	293,036
Goodwill	—	55,057
Total assets held for sale	$391,202	$398,679

Liabilities:
Accounts payable	$1,127	$7,872
Accrued expenses	22,945	21,686
Contingent purchase price – current	24,650	55,000
Deferred Revenue	723	2,467
Contingent purchase price – noncurrent	11,135	—
Current liabilities held for sale	60,580	87,025
Contingent purchase price – noncurrent	—	50,457
Total liabilities held for sale	$60,580	$137,482

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization was ceased upon determination that the held for sale criteria were met in the fourth quarter of 2017. The significant cash flow items from discontinued operations for years ended 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Amortization from discontinued operations	$10,638	$17,858	$6,798
Changes in contingent purchase price	(3,456)	53,249	1
Reserve for excess or obsolete inventory	(435)	(2,066)	4,228
Payments on contingent purchase price	(63,066)	(10,449)	(18)
In connection with the divestiture of the infectious disease business unit to Melinta, the Company commenced a workforce reduction, which resulted in the reduction of 36 employees, representing approximately10% of its workforce.
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

Financial results of the Hemostasis Business are presented as “Loss from discontinued operations, net of tax” on the accompanying consolidated statements of operations for years ended 2017, 2016 and 2015.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents key financial results of the Hemostasis business included in “Loss from discontinued operations, net of tax” for years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015
	(In thousands)
Net product revenues	$1,275	$65,754
Operating expenses:
Cost of product revenue	1,424	75,889
Research and development	90	7,568
Selling, general and administrative	542	560
Impairment	—	133,266
Total operating expenses	2,056	217,283
Income (loss) from operations	(781)	(151,529)
Gain from sale of business	1,004	—
Other expense, net	(39)	(745)
Income (loss) from discontinued operations before income taxes	184	(152,274)
Benefit for income taxes	—	(21,448)
Loss from discontinued operations, net of tax	$184	$(130,826)

Cumulative translation adjustment (CTA) gains or losses of foreign subsidiaries related to divested businesses are reclassified into income once the liquidation of the respective foreign subsidiaries is substantially complete. At the completion of the sale of the Hemostasis Business, the Company reclassified $9.6 million, net of tax, of CTA gains from accumulated comprehensive loss to the Company’s results of discontinued operations. Of this amount, $8.4 million was included in the impairment loss recorded to reduce the Hemostasis Business disposal group’s carrying value to its estimated fair value, less costs to sell as of December 31, 2015 and $1.2 million was included in “Gain from sale of business” for the year ended December 31, 2016.
Cost of product revenue for the three months ended September 30, 2015 included a charge of $25.8 million to reduce the carrying value of the product rights associated with PreveLeak to their estimated fair value as a result of a reduction in expected future cash flows.
Depreciation and amortization was ceased upon determination that the held for sale criteria were met in the fourth quarter of 2015. The significant cash flow items from discontinued operations for years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
	2016	2015
	(In thousands)
Depreciation from discontinued operations	$—	$371
Amortization from discontinued operations	—	42,278
Gain on sale of business	(1,004)	—
Asset impairment charges	—	25,800
Reserve for excess or obsolete inventory	—	876
Change in contingent consideration obligation	—	8,743
Proceeds from sale of businesses	174,068	—
Capital expenditures	—	738

24. Subsequent Events
As previously announced, the Company is implementing a series of workforce reductions to focus on inclisiran, improve efficiencies and better align costs and structure. Through February 27, 2018 our workforce restructuring plan has been finalized and communicated to substantially all employees who will be impacted. The Company estimates it will incur approximately $20 million to $26 million related to cash severance and other employee costs associated with these workforce reductions.

INDEX TO EXHIBITS

Number	Description

2.1#
Purchase and Sale Agreement, dated as of November 28, 2017, by and among The Medicines Company and Melinta Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K, filed December 4, 2017).

2.2#†
Agreement and Plan of Merger, dated December 11, 2012, by and among the registrant, Incline Therapeutics, Inc., Silver Surfer Acquisition Corp. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K, filed January 10, 2013).

2.3†
Settlement and Amendment to Agreement and Plan of Merger, dated as of December 8, 2014, by and between the registrant and Fortis Advisors LLC. (incorporated by reference to Exhibit 2.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.

2.4#†
Purchase and Sale Agreement, dated as of May 9, 2016, by and among The Medicines Company, Chiesi Farmaceutici S.p.A. and Chiesi USA, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K, filed May 13, 2016).

2.5#†
Purchase and Sale Agreement dated as of December 18, 2015 among the registrant and Mallinckrodt Hospital Products Inc., Mallinckrodt Group Sarl and Mallinckrodt Pharmaceuticals Ireland Limited (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K, filed February 3, 2016).

3.1	Third Amended and Restated Certificate of Incorporation of the registrant, as amended (filed as Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2016).
3.2	Second Amended and Restated Bylaws of the registrant, as amended. (filed herewith).
4.2
Indenture (including Form of Notes), dated as of January 13, 2015, by and between The Medicines Company and Wells Fargo Bank, National Association, a national banking association, as trustee (filed as Exhibit 4.1 to the registrant’s current report on Form 8-K, filed January 13, 2015).

4.3
Indenture (including Form of Notes), dated as of June 10, 2016, by and between The Medicines Company and Wells Fargo Bank, National Association, a national banking association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K, filed June 10, 2016).

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

10.5†
Second Amendment to the Second Amended and Restated Distribution Agreement, dated September 1, 2011, between registrant and Integrated Commercialization Solutions, Inc. (incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011).

10.6†
Fourth Amendment to Second Amended and Restated Distribution Agreement, dated April 29, 2013, by and between registrant and Integrated Commercialization Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2013).

10.7†
Sixth Amendment to Second Amended and Restated Distribution Agreement, dated as of March 1, 2014, by and between registrant and Integrated Commercialization Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2014).

10.8†
Eighth Amendment to Second Amended and Restated Distribution Agreement, dated April 1, 2016, by and between the registrant and Integrated Commercialization Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2016).

10.9†
Ninth Amendment to Second Amended and Restated Distribution Agreement, effective October 3, 2017, by and between the registrant and Integrated Commercialization Solutions LLC, /f/k/a Integrated Commercialization Solutions, Inc. (filed herewith)

10.10†
License Agreement, dated January 22, 2012, between registrant and APP Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2012).

10.11†
Contract Manufacturing Agreement, dated January 22, 2012, between registrant and APP Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2012).

10.12†
Amendment to Contract Manufacturing Agreement, dated February 20, 2013, between registrant and Fresenius Kabi USA, LLC (successor in interest to APP Pharmaceuticals, LLC) (incorporated by reference to Exhibit 10.21 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015).

10.13†
Second Amendment to Contract Manufacturing Agreement, dated April 25, 2016, between registrant and Fresenius Kabi USA, LLC (successor in interest to APP Pharmaceuticals, LLC) (incorporated by reference to Exhibit 10.16 to registrant’s annual report on Form 10-K for the year ended December 31, 2016).

10.14†
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

10.16†
Supply and Distribution Agreement, dated July 2, 2015, by and between registrant and Sandoz Inc., as amended by Amendment No. 1 dated July 16, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2015).

10.17†
License and Asset Transfer Agreement, dated June 21, 2010, between ALZA Corporation and Incline Therapeutics Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.18†
License and Collaboration Agreement, dated February 3, 2013, between Alnylam Pharmaceuticals, Inc. and the registrant (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the registrant’s quarterly report on Form 10-Q/A for the quarter ended March 31, 2013).

10.19†
Chemilog Development and Supply Agreement, dated as of December 20, 1999, by and between the registrant and UCB Bioproducts S.A. (incorporated by reference to Exhibit 10.5 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404)).

10.20
First Amendment to Chemilog Development and Supply Agreement, dated August 1, 2005, between registrant and UCB S.A. (incorporated by reference to Exhibit 10.33 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015).

10.21†
Second Amendment to Chemilog Development and Supply Agreement, dated June 11, 2015, between registrant and Lonza Sales Ltd. (incorporated by reference to Exhibit 10.34 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015).

10.22†
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

10.24
Lease for 8 Sylvan Way, Parsippany, NJ dated October 11, 2007 by and between 8 Sylvan Way, LLC and the registrant (incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.25
Amendment to Lease for 8 Sylvan Way, Parsippany, NJ dated October 21, 2008 by and between 8 Sylvan Way, LLC and the registrant (incorporated by reference to Exhibit 10.40 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.26†
Settlement Agreement, dated September 30, 2011, between registrant and Teva Pharmaceuticals USA, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011).

10.27†
Settlement Agreement, dated January 22, 2012, between registrant and APP Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2012).

10.28*
Amended and Restated Employment Agreement between The Medicines Company and Clive Meanwell, dated May 26, 2016 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K, filed June 1, 2016).

10.29*	Amendment, dated November 14, 2017, of the Amended and Restated Employment Agreement between The Medicines Company and Clive Meanwell, dated May 26, 2016. (filed herewith)
10.30*
Restricted stock agreement of Clive Meanwell under the registrant’s Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.53 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.31*	Form of Amended and Restated Management Severance Agreement (CEO) (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2015).
10.32*
Form of Amended and Restated Management Severance Agreement (Non-CEO executive officers) (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2015).

10.33*	Form of Amendment to Amended and Restated Management Severance Agreement incorporated by reference to Exhibit 10.46 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015.
10.34*	Director Compensation Summary. (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).
10.35*
The Medicines Company’s 2004 Amended and Restated Stock Incentive Plan, as amended (incorporated by reference to Appendix II to the registrant’s definitive proxy statement, dated and filed with the Securities and Exchange Commission on April 30, 2010, for the registrant’s 2010 Annual Meeting of Stockholders).

10.36*	Form of stock option agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.37*	Form of restricted stock agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).
10.38*
Form of restricted stock agreement under the registrant’s Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2010).

10.39*	2007 Equity Inducement Plan (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-8 filed January 11, 2008 (registration no. 333-148602)).
10.40*	Form of stock option agreement under 2007 Equity Inducement Plan (incorporated by reference to Exhibit 10.34 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.41*	Form of restricted stock agreement under 2007 Equity Inducement Plan (incorporated by reference to Exhibit 10.35 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.42*	2009 Equity Inducement Plan (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-8 filed February 24, 2009 (registration number 333-157499)).

10.43*	Form of stock option agreement under 2009 Equity Inducement Plan (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).
10.44*
Form of stock option agreement for employees in Italy under 2009 Equity Inducement Plan (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).

10.45*	Form of restricted stock agreement under 2009 Equity Inducement Plan (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).
10.46*
The Medicines Company’s 2010 Employee Stock Purchase Plan (incorporated by reference to Appendix I to the registrant’s definitive proxy statement, dated and filed with the Securities and Exchange Commission on April 30, 2010, for the registrant’s 2010 Annual Meeting of Stockholders).

10.47*	Amendment No. 1 to the Medicines Company 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K, filed June 1, 2016).
10.48*	The Medicines Company 2013 Stock Incentive Plan (incorporated by reference as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2013).
10.49*	Amendment No. 1 to The Medicines Company 2013 Stock Incentive Plan (incorporated by reference as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2014).
10.50*	Amendment No. 2 to The Medicines Company 2013 Stock Incentive Plan (incorporated by reference as Exhibit 10.1 to the registrant’s current report on Form 8-K, filed June 2, 2015).
10.51*	Amendment No. 3 to the Medicines Company 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed June 1, 2016).
10.52*
Form of employee stock option agreement under the registrant’s 2013 Stock Incentive Plan (incorporated by reference as Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2013).

10.53*
Form of non-employee director stock option agreement under the registrant’s 2013 Stock Incentive Plan (incorporated by reference as Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2013).

10.54*
Form of employee restricted stock option agreement under the registrant’s 2013 Stock Incentive Plan (incorporated by reference as Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2013).

10.55*
Form of non-employee director restricted stock option agreement under the registrant’s 2013 Stock Incentive Plan (incorporated by reference as Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2013).

10.56
Investment Agreement, dated as of August 25, 2015, by and among the registrant, Eshelman Ventures, LLC, and, solely for purposes of Article IV and Article V of the Investment Agreement, Fredric N. Eshelman, Pharm.D. (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K, filed August 31, 2015).

10.57
Form of Indemnity Agreement for Directors and Executive Officers of the registrant, as approved and adopted on December 18, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed December 23, 2015).

10.58
Base Capped Call Transaction Confirmation, dated as of June 6, 2016, by and between The Medicines Company and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed June 10, 2016).

10.59
Base Capped Call Transaction Confirmation, dated as of June 6, 2016, by and between The Medicines Company and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K, filed June 10, 2016).

10.60
Base Capped Call Transaction Confirmation, dated as of June 6, 2016, by and between The Medicines Company and Bank of America. (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K, filed June 10, 2016).

10.61
Additional Capped Call Transaction Confirmation, dated as of June 7, 2016, by and between The Medicines Company and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K, filed June 10, 2016).

10.62
Additional Capped Call Transaction Confirmation, dated as of June 7, 2016, by and between The Medicines Company and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association. (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K, filed June 10, 2016).

10.63
Additional Capped Call Transaction Confirmation, dated as of June 7, 2016, by and between The Medicines Company and Bank of America. (incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K, filed June 10, 2016).

10.64
Amendment No. 2 to the Supply and Distribution Agreement, dated July 1, 2017, by and between registrant and Sandoz Inc. (incorporated by reference as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2017).

21	Subsidiaries of the registrant. (filed herewith)
23.1	Consent of Ernst & Young LLP, Independent Registered Accounting Firm. (filed herewith)
31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Chief Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Chief Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101
The following materials from The Medicines Company Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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