Form 10-Q
period 2018-03-31
MEDICINES CO /DE
filed 2018-05-09
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2018
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

Yes ☐ No ☑

As of May 4, 2018, there were 73,611,023 shares of Common Stock, $0.001 par value per share, outstanding (excluding 3,013,143 shares held in treasury).

THE MEDICINES COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2018

Part I. Financial Information

Item 1. Condensed Financial Statements

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$215,962	$151,359
Short-term investment	24,521	—
Accounts receivable, net of allowances of approximately $5.2 million and $7.1 million at March 31, 2018 and December 31, 2017, respectively	7,740	3,496
Inventory, net	4,757	5,559
Prepaid expenses and other current assets	30,091	11,688
Current assets held for sale	—	391,202
Total current assets	283,071	563,304
Fixed assets, net	16,533	17,254
Goodwill	200,571	200,571
Restricted cash	5,543	5,541
Contingent purchase price from sale of businesses	326,536	80,700
Other assets	28,920	5,613
Total assets	$861,174	$872,983
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,907	$10,244
Accrued expenses	99,295	95,197
Current portion of contingent purchase price	4,854	4,995
Other current liabilities	397	4,476
Current liabilities held for sale	—	60,580
Total current liabilities	110,453	175,492
Contingent purchase price	14,344	14,655
Convertible senior notes	655,943	649,198
Other liabilities	12,778	8,724
Total liabilities	793,518	848,069
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 187,500,000 authorized; 76,561,786 issued and 73,548,643 outstanding at March 31, 2018 and 76,191,958 issued and 73,178,815 outstanding at December 31, 2017	76	76
Additional paid-in capital	1,390,484	1,377,393
Treasury stock, at cost; 3,013,143 and 3,013,143 shares at March 31, 2018 and December 31, 2017, respectively	(90,016)	(90,016)
Accumulated deficit	(1,228,417)	(1,257,356)
Accumulated other comprehensive loss	(4,471)	(5,183)
Total stockholders’ equity	67,656	24,914
Total liabilities and stockholders’ equity	$861,174	$872,983
See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Net revenues	$7,771	$17,465
Operating expenses:
Cost of revenues	2,737	9,978
Research and development	40,366	26,444
Selling, general and administrative	28,951	40,457
Total operating expenses	72,054	76,879
Loss from operations	(64,283)	(59,414)
Co-promotion and license income	228	757
Loss on short-term investment	(29,989)	—
Interest expense	(12,077)	(12,422)
Other income	2,369	111
Loss from continuing operations before income taxes	(103,752)	(70,968)
Benefit from (provision for) income taxes	18,916	(28)
Loss from continuing operations	(84,836)	(70,996)
Income (loss) from discontinued operations, net of tax	113,985	(31,674)
Net income (loss)	$29,149	$(102,670)

Basic (loss) earnings per common share:
Loss from continuing operations	$(1.15)	$(1.00)
Earnings (loss) from discontinued operations	1.54	(0.44)
Basic earnings (loss) per share	$0.39	$(1.44)

Diluted (loss) earnings per common share:
Loss from continuing operations	$(1.15)	$(1.00)
Earnings (loss) from discontinued operations	1.54	(0.44)
Diluted earnings (loss) per share	$0.39	$(1.44)

Weighted average number of common shares outstanding:
Basic	73,802	71,073
Diluted	73,802	71,073

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$29,149	$(102,670)
Other comprehensive income (loss):
Foreign currency translation adjustment	(471)	(328)
Amounts reclassified from accumulated other comprehensive loss	1,183	—
Other comprehensive income (loss)	712	(328)
Comprehensive income (loss)	$29,861	$(102,998)

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$29,149	$(102,670)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	728	8,030
Amortization of debt discount	6,745	6,973
Unrealized foreign currency transaction losses, net	768	352
Stock compensation expense	4,454	6,643
Gain on sale of business	(168,955)	—
Loss on short-term investments	29,989	—
Reserve for excess or obsolete inventory	(410)	—
Changes in contingent purchase price	(262)	8,512
Changes in operating assets and liabilities:
Accounts receivable	(4,206)	(400)
Inventory, net	1,213	(790)
Prepaid expenses and other assets	5,552	3,907
Accounts payable	(4,351)	(10,972)
Accrued expenses	(9,931)	(21,395)
Other current liabilities	(4,047)	(294)
Payments on contingent purchase price	(19)	(12,343)
Other liabilities	4,262	(5,155)
Net cash used in operating activities	(109,321)	(119,602)
Cash flows from investing activities:
Purchases of fixed assets	(7)	(1,333)
Proceeds from sale of business	166,383	—
Net cash provided by (used in) investing activities	166,376	(1,333)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	8,683	24,694
Payments on contingent purchase price	(171)	(8,723)
Purchase of shares of non-controlling interest	—	(167)
Net cash provided by financing activities	8,512	15,804
Effect of exchange rate changes on cash	(962)	16
Increase (decrease) in cash, cash equivalents and restricted cash	64,605	(105,115)
Cash, cash equivalents and restricted cash at beginning of period	156,900	546,867
Cash, cash equivalents and restricted cash at end of period(a)	$221,505	$441,752
Supplemental disclosure of cash flow information:
Interest paid	$10,534	$11,611
(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheet:

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$215,962	436,715
Restricted cash	5,543	5,037
Total cash, cash equivalents and restricted cash	$221,505	$441,752

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Medicines Company® name and logo, Angiomax® and Angiox® are registered trademarks or trademark applications of The Medicines Company in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Except where otherwise indicated, or where the context may otherwise require, references to “Angiomax” in this Quarterly Report on Form 10-Q mean Angiomax and Angiox, collectively. References to “the Company,” “we,” “us” or “our” mean The Medicines Company, a Delaware corporation, and its subsidiaries.

1. Nature of Business

The Medicines Company (the Company) is a biopharmaceutical company driven by its purpose to solve major medical, societal and economic challenges in healthcare. The Company has a singular and relentless focus on one of the greatest global healthcare challenge and burden - that presented by atherosclerotic cardiovascular disease (ASCVD), which remains the number one cause of death in the United States and worldwide. The Company takes on that challenge by developing inclisiran, the investigational RNA interference therapeutic, that specifically inhibits production of PCSK9, a key protein that controls LDL-cholesterol (LDL-C) levels. The Company believes inclisiran is uniquely suited to make a significant difference reducing risk in ASCVD. The Company has the right to develop, manufacture and commercialize inclisiran under its collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam). In addition, the Company markets Angiomax® (bivalirudin) in the United States primarily through a supply and distribution agreement with Sandoz Inc. (Sandoz), under which the Company granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax.

On November 3, 2015, the Company announced that it was in the process of evaluating its operations with a goal of unlocking and maximizing stockholder value. In particular, the Company stated its intention was to explore strategies for optimizing the Company’s capital structure and liquidity position and to narrow the Company’s operational focus by strategically separating non-core businesses and products in order to generate non-dilutive cash and reduce associated cash burn and capital requirements.

As a result of the Company’s decision to narrow its operational focus, the Company executed on several strategic transactions, including the 2016 divestitures of its hemostasis portfolio consisting of PreveLeak, Raplixa and Recothrom (the Hemostat Business) to wholly owned subsidiaries of Mallinckrodt plc (Mallinckrodt) and its non-core cardiovascular assets consisting of Kengreal, Cleviprex and rights to Argatroban for Injection (the Non-Core ACC Products) to Chiesi USA, Inc. and its parent company Chiesi Farmaceutici S.p.A. (Chiesi). In addition, on January 5, 2018, the Company completed the sale of its infectious disease business, consisting of the products Vabomere, Orbactiv and Minocin IV and line extensions thereof, and substantially all of the assets related thereto, other than certain pre-clinical assets, to Melinta Therapeutics, Inc. (Melinta) pursuant to a purchase and sale agreement dated November 28, 2017 between the Company and Melinta. At the completion of the sale, the Company received approximately $166.4 million and 3,313,702 shares of Melinta common stock having a market value, based on Melinta's closing share price on January 5, 2018, of approximately $54.5 million. In addition, the Company is entitled to receive (i) a cash payment payable 12 months following the closing of the transaction equal to $25.0 million; (ii) a cash payment payable 18 months following the closing of the transaction equal to $25.0 million; and (iii) tiered royalty payments of 5% to 25% on worldwide net sales of (a) Vabomere and (b) Orbactiv and Minocin IV, collectively. As a result of the transaction, the Company accounted for the assets and liabilities of the infectious disease business that were sold as held for sale at December 31, 2017. Further, the financial results of the infectious disease business were reclassified to discontinued operations for all periods presented in the accompanying condensed consolidated financial statements. See Note 15 “Discontinued Operations” for further details.

As a result of these transactions and the Company’s restructuring plans, the Company is now focused on the development of inclisiran as a transformative treatment for ASCVD.

2. Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Significant Accounting Policies,” in the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 Form 10-K).

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, comprehensive income (loss), and cash flows for the periods presented.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has no unconsolidated subsidiaries.

The Company’s results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected from the Company for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the 2017 Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, expenses and accumulated other comprehensive loss that are reported in the condensed consolidated financial statements and accompanying disclosures. Actual results may be different.
Revenue Recognition

On January 1, 2018, the Company adopted the Financial Accounting Standards Board (FASB)’s new accounting standard that amends prior guidance for the recognition of revenue from contracts with customers to transfer goods and services by using the modified-retrospective method applied to those contracts that were not completed as of January 1, 2018. The results for the reporting period beginning on January 1, 2018, are presented in accordance with the new standard, although comparative information has not been restated and continues to be reported under the accounting standards and policies in effect for those periods as described in Note 2, “Significant Accounting Policies,” in the notes to the audited consolidated financial statements included in the 2017 Form 10-K. Upon adoption, the Company recorded a net increase of $0.2 million to accumulated deficit on its condensed consolidated balance sheet due to the cumulative impact of adopting the new standard, with the impact due to the acceleration of deferred revenue offset by the recognition of the related product costs that were previously classified within prepaid expenses and other current assets on the Company’s consolidated balance sheets. The adoption of this new standard had an immaterial impact on the Company’s reported total revenues as compared to what reported amounts would have been under the prior standard, and the impact of adoption in future periods is expected to be immaterial. The Company’s accounting policies under the new standard were applied prospectively and are noted below.

The Company distributes branded Angiomax in the United States through a sole source distribution model with Integrated Commercialization Solutions (ICS). ICS then primarily sells branded Angiomax to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States. The Company’s agreement with ICS provides that ICS will be the Company’s exclusive distributor of branded Angiomax in the United States. Under the terms of this fee-for-service agreement, ICS places orders with the Company for sufficient quantities to maintain an appropriate level of inventory based on the Company’s customers’ historical purchase volumes. ICS assumes all credit and inventory risks, is subject to the Company’s standard return policy and has sole responsibility for determining the prices at which it sells these products, subject to specified limitations in the agreement. The agreement terminates on February 28, 2019 and will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days’ prior written notice to the other party. Effective July 2, 2015, the Company entered into a supply and distribution agreement with Sandoz under which it has granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin).

Revenue is recognized upon transfer of control of a product to the customer, generally upon delivery, based on an amount that reflects the consideration the Company expects to be entitled to, which includes estimates of variable consideration that result from rebates, wholesaler chargebacks, discounts, fee-for-service charges and returns. The Company records allowances for chargebacks and other discounts or accruals for product returns, rebates and fee-for-service charges at the time of sale, and reports revenue net of such amounts. Such amounts were not material to the Company’s condensed consolidated statement of operations for the three months ended March 31, 2018.

The consideration the Company expects to be entitled to in connection with a sale of bivalirudin to Sandoz also includes a variable amount based on Sandoz’s gross margin, as defined in the agreement, of bivalirudin sold by Sandoz to its customers. As

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

this amount is highly susceptible to factors outside of the Company’s control, the Company has not recognized this variable amount. The Company recognized net revenues of $7.4 million and $14.1 million related to sales to Sandoz during the three months ended March 31, 2018 and 2017, respectively. Of the $7.4 million of net revenue recognized for the three months ended March 31, 2018, $6.2 million represents variable consideration that was constrained at January 1, 2018 upon adoption of the new accounting standard.

The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation when those activities are performed after control of the product has been transferred to the customer. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of underlying products is transferred to the customer. The related shipping and freight charges incurred by the Company are included in the cost of goods sold. Sales taxes and other similar taxes that the Company collects concurrent with revenue-producing activities are excluded from revenue.

The Company’s payment terms vary by the type and location of our customer and the products or services offered. Payment terms differ by jurisdiction and customer but payment is generally required in a term ranging from 45 to 120 days from date of shipment or satisfaction of the performance obligation.

Contingencies

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company continually assesses litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss which could be estimated. In accordance with the guidance of the FASB on accounting for loss contingencies, the Company accrues for all contingencies at the earliest date at which the Company deems it probable that a liability has been incurred and the amount of such liability can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely than another, the Company accrues the minimum of the range. In the cases where the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the litigation, including an estimable range, if possible.

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

The Company performs research and development for U.S. government agencies under a cost-reimbursable contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. The Company recognizes the reimbursements under research contracts when a contract has been executed, the contract price is fixed or determinable, delivery of services or products has occurred, and collection of the contract price is reasonably assured. The reimbursements are classified as an offset to research and development expenses. Payments received in advance of work performed are deferred. The Company recorded reductions of research and development expenses of $0.4 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively, in the accompanying condensed consolidated statements of operations.
Contingent Purchase Price From Sale of Business

The Company has contingent assets for certain specified calendar year net sales milestones as part of the sale of the Hemostasis Business to Mallinckrodt and the Non-Core ACC Products to Chiesi, which in each case are reflected as contingent purchase price from sale of businesses on the accompanying condensed consolidated balance sheets. The Company also has contingent assets for royalties associated with the sale of the infectious disease business to Melinta, which is reflected as contingent purchase price from sale of business on the accompanying condensed consolidated balance sheets.
The Company will recognize any increases in the carrying amount or impairments of the contingent purchase price if and when the milestones or royalties are achieved or determined that the carrying value exceeds its fair value.
The Company noted no indicators of impairment on the carrying amount of the contingent assets. In addition, the Company determined that the fair values of these contingent payments to be received from Mallinckrodt, Chiesi and Melinta, respectively,

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

are not readily determinable at March 31, 2018, as the estimated future net sales of each of the respective products are determined by the future actions of such parties.
Recent Accounting Pronouncements

In January 2016 the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU No. 2016-01). ASU No. 2016-01 amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in a company’s results of operations. The new standard does not apply to investments accounted for under the equity method of accounting or those that result in consolidation of the investee. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. A financial liability that is measured at fair value in accordance with the fair value option is required to be presented separately in other comprehensive income for the portion of the total change in the fair value resulting from change in the instrument-specific credit risk. In addition, a valuation allowance should be evaluated on deferred tax assets related to available-for-sale debt securities in combination with other deferred tax assets. On January 1, 2018, the Company adopted this guidance and there was no impact on the Company’s condensed consolidated balance sheet as the Company did not have equity investments as of December 31, 2017. The impact that this new standard has on the Company’s condensed consolidated statements of operations after adoption will depend on the changes in fair values of equity securities in the Company’s portfolio in the future. See Note 6 “Cash and Cash Equivalents and Investments” for further details.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. This guidance clarifies how certain cash receipts and payments should be presented in the statement of cash flows. On January 1, 2018, the Company adopted this standard, which did not have a material impact on the consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. This amends the guidance in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. On January 1, 2018, the Company adopted this standard and began classifying restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on its consolidated statements of cash flows on a retrospective basis to all periods presented. For the three months ended March 31, 2018 and 2017, $5.5 million and $5.0 million of restricted cash were classified with cash and cash equivalents on the Company’s accompanying condensed consolidated statements of cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. On January 1, 2018, the Company adopted this standard prospectively. The Company applied this guidance to the sale of its infectious disease business and concluded that the infectious disease business continues to meet the definition of a business under this guidance. Therefore the adoption of this guidance did not impact the Company’s accounting for the sale of the infectious disease business; however the impact on the Company’s condensed consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment”, which eliminates Step 2 from the goodwill impairment test. Under the revised test, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

for any interim or annual impairment tests for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company early adopted this guidance and does not expect it will have an impact on its annual goodwill impairment test and therefore the Company does not believe that this guidance will have an impact on the consolidated financial statements and related disclosures.

3. Stock Compensation Expense

The Company recorded stock compensation expense of approximately $4.5 million and $6.6 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was approximately $24.0 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. The Company expects to recognize those costs over a weighted average period of 1.2 years.

During the three months ended March 31, 2018 and 2017, the Company issued a total of 427,919 and 1,098,739, respectively, of shares of its common stock upon the exercise of stock options, grants of restricted stock, and purchases under the Company’s 2010 employee stock purchase plan (ESPP). Cash received from the exercise of stock options and purchases through the ESPP during the three months ended March 31, 2018 and 2017 was $8.7 million and $24.7 million, respectively, and is included within the financing activities section of the accompanying condensed consolidated statements of cash flows.

4. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing consolidated net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding unvested restricted common shares. The potentially dilutive effect of the Company’s stock options, unvested restricted common stock, stock purchase warrants, and convertible senior notes due 2017 (which matured on June 1, 2017) and 2022 on earnings per share is computed under the treasury stock method.  In addition, the Company analyzes the potential dilutive effect of the convertible senior notes due 2023 on earnings per share under the “if converted” method, in which it is assumed that the outstanding security converts into common stock at the beginning of the period.

For periods of income from continuing operations when the effects are not anti-dilutive, diluted earnings per share is computed by dividing consolidated net income by the weighted average number of shares outstanding and the impact of all potential dilutive common shares, consisting primarily of stock options, unvested restricted common stock, shares issuable upon conversion of convertible senior notes due 2017, 2022 and 2023 and stock purchase warrants.

For periods of loss from continuing operations, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common share equivalents is anti-dilutive. Due to the periods of loss from continuing operations, the calculation of diluted loss per share for the three months ended March 31, 2018 excluded 8,962,583, of potentially dilutive stock options, warrants, restricted common shares, and shares issuable upon conversion of the 2022 and 2023 Notes as their inclusion would have an anti-dilutive effect.

The calculation of diluted loss per share for the three months ended March 31, 2017 excluded 15,344,008 of potentially dilutive stock options, stock purchase warrants, restricted common shares, and shares issuable upon conversion of the 2017, 2022 and 2023 Notes as their inclusion would have an anti-dilutive effect.

5. Income Taxes

For the three months ended March 31, 2018 and 2017, the Company recorded a benefit from income taxes of $18.9 million and a provision for income taxes of $0.03 million, respectively. The worldwide effective income tax rates for the Company for the three months ended March 31, 2018 and 2017 was 18.23% and (0.04)%, respectively.

For the three months ended March 31, 2018, the Company’s benefit from income taxes is primarily attributable to the utilization of current period losses against a discrete provision for income taxes of $51.1 million from the sale of the Company’s infectious disease business. For further details regarding the sale of the infectious disease business see Note 15, “Discontinued Operations.”

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company placed significant weight on the fact that the Company expects to be in a cumulative net book loss for the three-year period ending December 31, 2018 in recording valuation allowances on substantial portions of its deferred tax assets as of March 31, 2018.

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

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted which significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, repeals the corporate alternative minimum tax (AMT), imposes additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a worldwide system of taxation to a territorial system. As a result of this legislation, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the TCJA and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the Company’s deferred tax balances was $126.5 million which was offset fully by the provisional amount recorded related to the reversal of previously established valuation allowances against these deferred tax balances. The TCJA also permits any remaining AMT tax attribute carryforwards to be used to offset future taxable income and/or be refundable over the next several years. As a result, the Company recognized a provisional benefit of $4.9 million during the year ended December 31, 2017 related to the reversal of a previously established valuation allowance against its AMT tax attribute carryforwards and the related refundable amount has been classified in other assets in the accompanying consolidated balance sheet. During the three months ended March 31, 2018, the Company reduced its estimated AMT credit to be realized by $0.3 million to reflect the impact of sequestration as required by the Balanced Budget and Emergency Deficit Control Act of 1985, as amended. In addition, based on its preliminary analysis, the Company does not believe that it has offshore earnings that would be subject to the mandatory transition tax.

While the Company has completed its provisional analysis of the income tax effects of the TCJA and recorded a reasonable estimate of such effects, the amounts recorded related to the TCJA may differ, possibly materially, due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions that the Company has made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions the Company may take as a result of the TCJA. The Company will complete its analysis over a one-year measurement period ending no later than December 22, 2018, and any adjustments during this measurement period will be included in loss from continuing operations as an adjustment to income tax expense/benefit in the reporting period when such adjustments are determined.

6. Cash and Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. At March 31, 2018 and December 31, 2017, the Company had cash and cash equivalents of $216.0 million and $151.4 million, respectively, which consisted of cash of $203.8 million and $139.3 million, and money market funds with original maturities of less than three months of $12.1 million and $12.1 million at March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018, the Company’s common stock investment in Melinta had a readily determinable fair value of $24.5 million. During the three months ended March 31, 2018, the Company recognized a loss of $30.0 million, all of which was unrealized, in the accompanying condensed consolidated statement of operations, relating to the Company’s investment in Melinta.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Restricted Cash

The Company had restricted cash of $5.5 million at March 31, 2018 and December 31, 2017, respectively, which included $4.1 million and $1.0 million reserved for an outstanding letter of credit associated with foreign taxes and the Company’s lease for the office space in Parsippany, New Jersey, respectively, at both March 31, 2018 and December 31, 2017, respectively. These funds are invested in certificates of deposit. The letter of credit for the Company’s lease for the office space in Parsippany, New Jersey permits draws by the landlord to cure defaults by the Company. In addition, as a result of the acquisition of Targanta Therapeutics Corporation (Targanta) in 2009, the Company had restricted cash of $0.2 million at both March 31, 2018 and December 31, 2017, in the form of a guaranteed investment certificate collateralizing an available credit facility. The Company also had restricted cash of $0.3 million at March 31, 2018 and December 31, 2017, respectively, related to certain foreign tender requirements.

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

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s Level 3 liabilities consist of the contingent purchase prices associated with the Company’s business combinations. The fair value of certain development or regulatory milestone based contingent purchase prices was determined in a discounted cash flow framework by probability weighting the future contractual payment with management's assessment of the likelihood of achieving these milestones and present valuing them using a risk-adjusted discount rate.

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Except for the Company’s Level 2 liabilities which are discussed in Note 9, “Convertible Senior Notes,” the following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017, by level, within the fair value hierarchy:

	As of March 31, 2018				As of December 31, 2017
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017
	(in thousands)
Assets:
Cash equivalents	$12,135		$—	$12,135	$12,100	$—	$—	$12,100
Short-term investment	24,521	—	—	24,521	—	—	—	—
Total assets at fair value	$36,656	$—	$—	$36,656	$12,100	$—	$—	$12,100
Liabilities:
Contingent purchase price	$—	$—	$19,198	$19,198	$—	$—	$19,650	$19,650
Total liabilities at fair value	$—	$—	$19,198	$19,198	$—	$—	$19,650	$19,650

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

The following table provides quantitative information associated with the fair value measurements of the Company’s Level 3 liabilities:

	Fair Value as of March 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
(in thousands)
Rempex:
Contingent purchase price: Event-based milestones	$19,198	Probability-adjusted discounted cash flow	Probabilities of successes	18% - 100% (47%)
			Period in which milestones are expected to be achieved	2018 - 2024
			Discount rate	4.8% - 7.3%

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Fair Value as of December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
(in thousands)
Rempex:
Contingent purchase price: Event-based milestones	$19,650	Probability-adjusted discounted cash flow	Probabilities of successes	18% - 90% (71%)
			Period in which milestones are expected to be achieved	2018 - 2024
			Discount rate	4.8% - 7.5%

The fair value of the contingent purchase price represents the fair value of the Company’s liability for all potential payments under the Company’s acquisition agreement for Rempex Pharmaceuticals, Inc. (Rempex). There were no changes to the potential future payments under the Company’s acquisition agreement. As of March 31, 2018 the remaining potential future payments to the former equity holders of Rempex was $69.1 million which excludes future payments on products included in the sale of the Company’s infectious disease business. The remaining potential future payments under the Company’s acquisition agreements do not include payments of $175.8 million (which includes $86.3 million to the former equity holders of Incline and Annovation and $89.5 million to other third parties) related to the Ionsys product, which was discontinued and withdrawn in the United States in June 2017 and which has also been discontinued in Europe, and the MDCO-700 development program, which the Company discontinued in August 2017.

The significant unobservable inputs used in the fair value measurement of the Company’s contingent purchase prices are the probabilities of successful achievement of development and regulatory milestones that would trigger payments under the Rempex agreement, probabilities as to the periods in which the milestones are expected to be achieved and discount rates. Significant changes in any of the probabilities of success or periods in which milestones will be achieved would result in a significantly higher or lower fair value measurement.

The changes in fair value of the Company’s Level 3 contingent purchase price during the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Balance at beginning of period	$19,650	$31,832
Payments	(190)	(21,066)
Fair value adjustments to contingent purchase prices included in net loss	(262)	8,512
Balance at end of period	$19,198	$19,278

For the three months ended March 31, 2018 and 2017, changes in the carrying value of the contingent purchase price obligations resulted from changes in the fair value of the contingent consideration due to either the passage of time, changes in discount rates, changes in probabilities of success, or milestone payments.

No other changes in valuation techniques or inputs occurred during the three months ended March 31, 2018 and 2017.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

8. Inventory

The major classes of inventory were as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Raw materials	$1,161	$1,389
Work-in-progress	3,331	3,608
Finished goods	265	562
Total	$4,757	$5,559

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

•
during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the 2023 Notes Indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

The 2023 Notes consist of the following:

Liability component	March 31, 2018	December 31, 2017
	(in thousands)
Principal	$402,500	$402,500
Less: Debt discount, net(1)	(87,221)	(90,552)
Net carrying amount	$315,279	$311,948
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2023) and amortized to interest expense over the remaining life of the 2023 Notes using the effective interest rate method.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The fair value of the 2023 Notes was approximately $387.4 million as of March 31, 2018. The Company estimates the fair value of its 2023 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2023 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of March 31, 2018, the remaining contractual life of the 2023 Notes is approximately 5.3 years.

The following table sets forth total interest expense recognized related to the 2023 Notes:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Contractual interest expense	$2,767	$2,759
Amortization of debt discount	3,331	3,075
Total	$6,098	$5,834
Effective interest rate of the liability component	7.5%	7.5%

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

The 2022 Notes consist of the following:

Liability component	March 31, 2018	December 31, 2017
	(in thousands)
Principal	$399,997	$399,997
Less: Debt discount, net(1)	(59,333)	(62,747)
Net carrying amount	$340,664	$337,250
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $463.0 million as of March 31, 2018. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of March 31, 2018, the remaining contractual life of the 2022 Notes is approximately 3.8 years.

The following table sets forth total interest expense recognized related to the 2022 Notes:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Contractual interest expense	$2,500	$2,500
Amortization of debt discount	3,414	3,187
Total	$5,914	$5,687
Effective interest rate of the liability component	6.5%	6.5%

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

In connection with the maturity of the 2017 Notes, the holders converted substantially all of the outstanding principal amount of the 2017 Notes, the Company paid cash to the converting 2017 Note holders equal to $55.4 million in respect of principal, interest and fractional shares on the 2017 Notes, and delivered 819,901 shares of the Company’s common stock.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table sets forth total interest expense recognized related to the 2017 Notes:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Contractual interest expense	$—	$189
Amortization of debt discount	—	711
Total	$—	$900
Effective interest rate of the liability component	—%	6.02%

10. Accumulated Other Comprehensive Loss

The following tables provide a reconciliation of the components of accumulated other comprehensive loss, net of tax, attributable to The Medicines Company for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	Foreign currency translation adjustment	Foreign currency translation adjustment
	(in thousands)
Balance at beginning of period	$(5,183)	$(5,479)
Other comprehensive loss before reclassifications	(471)	(328)
Amounts reclassified from accumulated other comprehensive income(1)	1,183	—
Total other comprehensive loss	712	(328)
Balance at end of period	$(4,471)	$(5,807)

(1) See Note 15, “Discontinued Operations,” for a discussion of this reclassification of foreign currency translation adjustment.

11. Segment and Geographic Information

The Company manages its business and operations as one segment and is focused on inclisiran as a transformative treatment for ASCVD. The Company allocates resources and assesses financial performance on a consolidated basis. Revenues reported below are derived primarily from sales of Angiomax in the United States.

The geographic segment information provided below is classified based on the major geographic regions in which the Company operates. Long-lived assets are comprised of the Company’s noncurrent assets.

	Three Months Ended March 31,
	2018		2017
	($ in thousands)
Net revenues:
United States	$7,202	92.7%	$15,405	88.2%
Europe	294	3.8%	1,895	10.9%
Rest of world	275	3.5%	165	0.9%
Total net revenues	$7,771	100%	$17,465	100%

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	March 31, 2018		December 31, 2017
	($ in thousands)
Long-lived assets:
United States	$577,782	99.9%	$308,843	99.7%
Europe	321	0.1%	836	0.3%
Total long-lived assets	$578,103	100.0%	$309,679	100.0%

12. Contingencies

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

The Company is currently party to the legal proceedings described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, which include patent litigation matters and litigation related to a license agreement. The Company has assessed such legal proceedings and recorded a loss contingency of $5.2 million as a result of settlement of the Biogen matter discussed therein. For all other matters the Company does not believe that it is probable that a liability has been incurred or that the amount of any potential liability can be reasonably estimated. As a result, the Company did not record a loss contingency related to any of these legal proceedings. Particularly with respect to the litigation related to a license agreement, the Company is presently unable to predict the outcome of such lawsuit or to reasonably estimate the possible loss, or range of potential losses, if any, related to such lawsuit. While it is not possible to determine the outcome of the matters described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, the Company believes that the resolution of all such matters could have a material adverse effect on its financial condition or results of operations and cash flows.

13. Restructuring

The Company announced its intention to commence a series of workforce reductions, independent of the divestiture of the Company’s infectious disease business (the “Workforce Reductions”), to improve efficiencies and better align its costs and structure. As a result of the Workforce Reductions and the infectious disease business divestiture, the Company plans to reduce its personnel to less than 60 employees. Upon signing release agreements, affected employees will receive the Company’s severance package, including reduction payments and fully paid health care coverage and outplacement services for six months to a year.

The impacted employees are eligible to receive severance payments in specified amounts, health benefits and outplacement services. For the three months ended March 31, 2018, the Company recorded $0.5 million, $0.8 million and $6.0 million in cost of revenue, research and development and selling, general and administrative expenses, respectively, in the accompanying condensed consolidated statement of operations based on responsibilities of the impacted employees.

The following table sets forth details regarding the activities described above during the three months ended March 31, 2018:

	Balance as of January 1, 2018	Expenses, Net	Cash	Noncash	Balance as of March 31, 2018
	(in thousands)
2018 Restructuring Plan:	$—	$7,268	$—	$(1,956)	$5,312

14. Related Party Transactions

Arrangements Involving our Executive Officers

In January 2018, Christopher Cox, the Company’s executive vice president and chief corporate development officer, rejoined the law firm Cadwalader, Wickersham & Taft LLP (Cadwalader) as a partner. Mr. Cox remains employed with the Company and continues to lead certain company functions and initiatives, including corporate strategy, business development and investor relations. Stephen Rodin, the Company’s executive vice president, general counsel and secretary, has been, and will continue to be, responsible for the retention and management of outside counsel. Since 2015, the Company has retained Cadwalader as

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

corporate and transactional legal counsel. The Company and Cadwalader have agreed on certain procedures to address potential conflicts that may arise out of Mr. Cox’s dual roles.

15. Discontinued Operations

Sale of Infectious Disease Business

On January 5, 2018, the Company completed the sale of its infectious disease business, consisting of the products Vabomere, Orbactiv and Minocin IV and line extensions thereof, and substantially all of the assets related thereto, other than certain pre-clinical assets, to Melinta. At the completion of the sale, the Company received approximately $166.4 million and 3,313,702 shares of Melinta common stock having a market value, based on Melinta's closing share price on January 5, 2018, of approximately $54.5 million. The Company’s common stock investment in Melinta was recorded as short-term investment with a readily determinable fair value at March 31, 2018 of $24.5 million on the accompanying condensed consolidated balance sheet. See Note 6 “Cash, Cash Equivalents and Investments” for further details.

In addition, the Company is entitled to receive a cash payment payable 12 months following the closing of the transaction equal to $25.0 million and a cash payment payable 18 months following the closing of the transaction equal to $25.0 million. On January 5, 2018 the fair value of such payments was approximately $45.9 million, of which $23.3 million was recorded in prepaid expenses and other current assets and $22.6 million was recorded in other assets on the accompanying condensed consolidated balance sheet. Such fair value was estimated using a discounted cash flow model and was classified as a Level 3 fair value measurement due to the use of significant unobservable inputs. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. The excess of the cash payments payable to the Company over the initial fair value is amortized to interest income over the 12 and 18 month periods using the effective interest rate method. As of March 31, 2018, the carrying amounts of these assets of $23.7 million and $24.2 million, respectively, approximate their fair value due to the short term nature of the payments.

The Company is also entitled to tiered royalty payments of 5% to 25% on worldwide net sales of (a) Vabomere and (b) Orbactiv and Minocin IV, collectively. On January 5, 2018, the fair value of these contingent payments to be received from Melinta was $246.2 million and was recorded as contingent purchase price from sale of businesses in the accompanying condensed consolidated balance sheet. Substantially all of the fair value was estimated using Monte Carlo simulation models to compute contractual payments which were present valued using a risk-adjusted discount rate. The Company classified this as a Level 3 fair value measurement due to the use of these significant unobservable inputs. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels.
As a result of the transaction, the Company accounted for the assets and liabilities of the infectious disease business that were sold as held for sale at December 31, 2017.

Financial results of the infectious disease business are presented as “Income (loss) from discontinued operations, net of tax” on the accompanying condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017. Assets and liabilities of the infectious disease business to be disposed of are presented as “Current assets held for sale,” and “Current liabilities held for sale,” on the accompanying condensed consolidated balance sheet as of December 31, 2017.

The following table presents key financial results of the infectious disease business included in “Income (loss) from discontinued operations, net of tax” for the three months ended March 31, 2018 and 2017.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net product revenues	$(26)	$6,751
Operating expenses:
Cost of revenue	214	3,575
Research and development	412	11,983
Selling, general and administrative	3,096	22,725
Total operating expenses	3,722	38,283
Loss from operations	(3,748)	(31,532)
Gain from sale of business	168,955	—
Other expense, net	(74)	(120)
Income (loss) from discontinued operations before income taxes	165,133	(31,652)
Provision for income taxes	51,148	22
Income (loss) from discontinued operations, net of tax	$113,985	$(31,674)
Cumulative translation adjustment (CTA) gains or losses of foreign subsidiaries related to divested businesses are reclassified into income once the liquidation of the respective foreign subsidiaries is substantially complete. At the completion of the sale of the infectious disease business, the Company reclassified $1.2 million of CTA gains from accumulated comprehensive loss to the Company’s results of discontinued operations. This amount was included in gain from sale of business for the quarter ended March 31, 2018.
Disposition related costs during the three months ended March 31, 2018 of approximately $11.9 million for advisory, legal and regulatory fees incurred in connection with the sale of the infectious disease business were recorded in the gain from the sale of the business.
The following table presents the major classes of assets and liabilities at December 31, 2017 related to the infectious disease business which were reclassified as held for sale:

December 31,
2017
(In thousands)
Assets:
Accounts receivable, net	$9,595
Inventory	41,412
Other receivables	2,740
Intangibles, net	282,398
Goodwill	55,057
Total assets held for sale	$391,202

Liabilities:
Accounts payable	$1,127
Accrued expenses	22,945
Contingent purchase price	35,785
Deferred revenue	723
Total liabilities held for sale	$60,580

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Depreciation and amortization was ceased upon determination that the held for sale criteria were met in the fourth quarter of 2017. The significant cash flow items from discontinued operations for the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended March 31,
	2018	2017
	(In thousands)
Amortization from discontinued operations	$—	$1,983
Changes in contingent purchase price	—	7,821
Gain on sale of business	(168,955)	—
Proceeds from sale of business	166,383	—
Payments on contingent purchase price	—	(21,066)

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

Overview
Our Business

We are a biopharmaceutical company driven by our purpose to solve major medical, societal and economic challenges in healthcare. We have a singular and relentless focus on one of the greatest global healthcare challenge and burden - that presented by atherosclerotic cardiovascular disease, or ASCVD, which remains the number one cause of death in the United States and worldwide. We take on that challenge by developing inclisiran, the investigational RNA interference therapeutic, that specifically inhibits production of PCSK9, a key protein that controls LDL-cholesterol, or LDL-C, levels. We believe inclisiran is uniquely suited to make a significant difference reducing risk in ASCVD. We have the right to develop, manufacture and commercialize inclisiran under our collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam. In addition, we market Angiomax® (bivalirudin) in the United States primarily through a supply and distribution agreement with Sandoz Inc., or Sandoz, under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax.

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

Our revenues to date have been generated primarily from sales of Angiomax in the United States. In the three months ended March 31, 2018, we had net revenues of approximately $7.7 million primarily related to the authorized generic sales of Angiomax (bivalirudin) to Sandoz. During this period, net revenues from Angiomax decreased by $9.6 million from three months ended March 31, 2017. We expect that net revenues from sales of Angiomax will continue to decline in 2018 and in future years due to competition from generic versions of Angiomax following the loss of market exclusivity in the United States in July 2015 and in Europe in August 2015. Based on our current business, we expect to incur net losses for the foreseeable future.

Cost of revenues represents expenses in connection with contract manufacture of our products sold and logistics, product costs, royalty expenses and amortization of the costs of license agreements, amortization and impairments of product rights and other identifiable intangible assets from product and business acquisitions and expenses related to excess inventory. Research and development expenses represent costs incurred for licenses of rights to products, clinical trials, nonclinical and preclinical studies, regulatory filings and manufacturing development efforts. We outsource much of our clinical trials, nonclinical and preclinical studies and all of our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses, costs associated with general corporate activities, changes in fair value of contingent purchase price obligations related to our acquisitions, and costs associated with marketing and promotional activities. Research and development expense, selling, general and administrative expense and cost of revenue also include share-based compensation expense, which we allocate based on the responsibilities of the recipients of the share-based compensation.

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

Commencing in December 2017 and continuing through 2018, we are implementing a series of workforce reductions to focus on inclisiran, improve efficiencies and better align costs and structure. All employees who will be impacted by these reductions have been informed as to their respective timing of departure. Through May 8, 2018, 100 employees have been terminated and 137 employees were transferred as part of the sale of the infectious disease business unit to Melinta. An additional 40 employees will be terminated through the remainder of the year, with the vast majority by midyear. Included in the 40 employees are 23 employees based in San Diego who are working on early stage infectious disease projects. We expect to sell or spin out those assets and employees by midyear 2018. These workforce reductions are expected to reduce headcount costs included in operating expenses by approximately $74.0 million on an annualized basis.

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
A number of companies in addition to Hospira, Mylan, APP, Apotex Inc. and Dr. Reddy’s Laboratories have filed ANDAs for their generic versions of Angiomax. In addition to the generic versions and the ready-to-use version of bivalirudin currently being sold, Angiomax could be subject to further generic competition in the United States from Teva Pharmaceuticals USA, Inc. and its affiliates, or Teva, and other generic ANDA filers that we have settled with, under the circumstances set forth in our respective settlement agreements with such parties and upon a final approval of each company's ANDA filings by the FDA. Pliva Hrvatska DOO, an affiliate of Teva, currently has tentative approval for its ANDA filing for its generic version of Angiomax. Other ANDA filers may commercialize their products ‘at risk’ if they receive final approval of their respective ANDA filings and are not subject to a Hatch-Waxman 30-month stay. Further, we remain in infringement litigation involving the ‘727 patent and ‘343 patent with the other ANDA filers. See Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q for descriptions of our litigation with ANDA filers and related settlements. There can be no assurance as to the outcome of our infringement litigation. We may continue to incur further legal expenses related to these matters.
The principal patent covering Angiomax in Europe expired in August 2015. As a result, we face generic competition in Europe. We are in the process of voluntarily discontinuing and withdrawing Angiomax from the market outside of North America and ceasing related commercial activities.

Agreements with Biomedical Advanced Research and Development Authority (BARDA)

2016 BARDA OTA Agreement. In September 2016, we entered into an agreement with the Biomedical Advanced Research and Development Authority, or BARDA, of the U.S. Department of Health and Human Services, or HHS. This agreement, which we refer to as the BARDA OTA agreement, was established under HHS’s Other Transaction Authority, known as OTA. Under the BARDA OTA agreement, we have the potential to receive up to $132.0 million in funding to support the development of early and late stage antibacterial candidates. The BARDA OTA agreement is a cost-sharing arrangement that consists of an initial base period and four option periods that BARDA may exercise in its sole discretion pursuant to the agreement. The BARDA OTA agreement provides for an initial commitment by BARDA of $32.0 million for the base period, and up to an additional $100.0 million if the remaining four options are exercised by BARDA. As of March 31, 2018, BARDA has committed $32.0 million for the base period and no additional options have been exercised. As of March 31, 2018, approximately $29.4 million of funds obligated during the exercised option periods remain available for reimbursement under the BARDA OTA agreement. Under this cost-sharing arrangement, we will be responsible for a portion of the costs associated with each period of work. If all option periods are exercised by BARDA, the estimated period of performance is expected to end in 2021, unless extended by the parties. Either party is entitled to terminate the agreement for convenience, in whole or in part upon 90 days written notice, and BARDA’s future period obligations are subject to Congressionally approved annual appropriations. We expect to use the total award under the BARDA OTA agreement to support non-clinical development activities, non-clinical toxicology, clinical studies, manufacturing, program management, and associated regulatory activities designed to advance a portfolio of potential new antibiotic drug candidates targeting drug resistant bacteria. Under our purchase and sale agreement with Melinta, we are reasonably cooperating with Melinta to attempt to provide it access to potential BARDA funding under the BARDA OTA agreement with respect to the provisions of the BARDA OTA that are related to Vabomere.

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
We may not redeem the 2023 notes prior to July 15, 2020. We may redeem for cash all or any portion of the 2023 notes, at our option, on or after July 15, 2020 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect on the last trading day of, and for at least 19 other trading days (whether or not consecutive) during, any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the 2023 notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. However, no redemption date may be designated that falls on or after the 52nd scheduled trading date prior to maturity. No sinking fund is provided for the 2023 notes, which means that we are not required to redeem or retire the 2023 notes periodically.
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
We may not redeem the 2022 notes prior to January 15, 2019. We may redeem for cash all or any portion of the 2022 notes, at our option, on or after January 15, 2019 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect on the last trading day of, and for at least 19 other trading days (whether or not consecutive) during, any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the 2022 notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2022 notes, which means that we are not required to redeem or retire the 2022 notes periodically.
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

U.S. Healthcare Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which was amended by the Health Care and Education Reconciliation Act of 2010. The PPACA, as amended, contains numerous provisions that impact the pharmaceutical and healthcare industries and it empowers the Department of Health and Human Services, or HHS, to implement a number of related healthcare reform measures that are likely to have a broad impact on the pharmaceutical and healthcare industry. We are continually evaluating the impact of the PPACA and other healthcare reform-related programs and regulations on our business, including potential PPACA repeal and replacement. As of the date of this Quarterly Report on Form 10-Q, we have not identified any provisions that currently materially impact our business and results of operations. However, the potential impact of the PPACA and other healthcare reform measures on our business and results of operations is inherently difficult to predict because many of the details regarding the implementation of this legislation have not been determined. In addition, the impact on our business and results of operations may change as and if our business evolves. On December 22, 2017, Congress passed and President Trump signed a bill entitled “To provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018,” which, among other things, repealed the PPACA individual mandate. President Trump and HHS Secretary Azar have announced support for regulatory provisions that would limit PPACA and a number of healthcare reform programs initiated under the Obama administration. It remains unclear whether replacement programs will include similar limitations affecting reimbursement, although scrutiny over drug pricing and government costs is expected to continue. Similarly, efforts in Congress to reform Medicare and Medicaid may impact the pharmaceutical and healthcare industries.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net Revenues:

Net revenues decreased 55.5% to $7.8 million for the three months ended March 31, 2018 as compared to $17.5 million for the three months ended March 31, 2017.

	Three Months Ended March 31,
	2018	2017	Change $	Change %
	(in thousands)
Net revenues	$7,771	$17,465	$(9,694)	(55.5)%

The following table reflects the components of net revenues for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change $	Change %
	(in thousands)
Angiomax	$7,693	$17,255	$(9,562)	(55.4)%
Other products	78	210	(132)	(62.9)%
Net revenues	$7,771	$17,465	$(9,694)	(55.5)%

Angiomax. Net revenues from sales of Angiomax decreased by $9.6 million, or 55.4%, to $7.7 million in the three months ended March 31, 2018 compared to $17.3 million in the three months ended March 31, 2017. The decrease in the three months ended March 31, 2018 was attributed to reductions in volume and price due to an increase in the number of generic versions of bivalirudin in the United States.

Other Products. Net revenues from sales of Ionsys decreased by approximately $0.1 million, or 62.9%, as a result of the discontinuation and market withdrawal that commenced in June 2017.

Cost of Revenues:

Cost of revenues for the three months ended March 31, 2018 was $2.7 million, or 35.2% of net revenues, compared to $10.0 million, or 57.1% of net revenues, in the three months ended March 31, 2017.

Cost of revenues during these periods consisted of:

•	expenses in connection with the manufacture of our products sold, including expenses related to excess inventory offset by the positive impact of sales of previously reserved units;

•	logistics costs related to Angiomax and Ionsys, including distribution, storage, and handling costs;

•	royalty expenses under our agreement with Biogen Idec and Health Research Inc. related to Angiomax; and

•
for the three months ended March 31, 2017, amortization of the costs of selling rights agreements, product licenses, developed product rights and other identifiable intangible assets, which result from product and business acquisitions.

	Three Months Ended March 31,
	2018	% of Total	2017	% of Total
	(in thousands)		(in thousands)
Manufacturing/Logistics	$2,606	95.2%	$5,519	55.3%
Royalties	131	4.8%	384	3.8%
Impairment of inventory and amortization of acquired product rights and intangible assets	—	—%	4,075	40.9%
Total cost of revenues	$2,737	100.0%	$9,978	100.0%

Cost of revenues decreased by $7.2 million during three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease is mainly due to $4.4 million related to the amortization of in-process research and development, or IPR&D, and license fee and a $2.5 million decrease associated with manufacturing/logistics expenses. The decrease in amortization of IPR&D is attributed to expenses incurred during the three months ended March 31, 2017 associated with Ionsys. The IPR&D was impaired in the second quarter of 2017 and written off as a result of the discontinuation and market withdrawal of Ionsys. Manufacturing/logistics expenses decreased due to the reduction in Angiomax product sales.

Research and Development Expenses:

	Three Months Ended March 31,
	2018	% of Total	2017	% of Total
	(in thousands)		(in thousands)
Marketed products
Ionsys	$134	0.3%	$1,276	4.8%
Angiomax	31	0.1%	38	0.1%
Other	(17)	—%	(161)	(0.6)%
Total marketed products	148	0.4%	1,153	4.4%
Research and development product candidates
Inclisiran	36,622	90.7%	20,512	77.6%
Other	3,596	8.9%	4,779	18.1%
Total research and development product candidates	40,218	99.6%	25,291	95.6%
Total research and development expenses	$40,366	100.0%	$26,444	100.0%

Research and development expenses increased by $13.9 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in research and development expenses during the three months ended March 31, 2018 is primarily due to costs associated with the acceleration of clinical trials for inclisiran of $16.1 million and $0.7 million due to other research and development product candidates that were not included in the sale of the infectious disease business. These increases are partially offset by decreases of $2.9 million associated with other programs discontinued or withdrawn.

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2018	2017	Change $	Change %
	(in thousands)
Selling, marketing and promotional	$3,081	$14,012	$(10,931)	(78.0)%
General corporate and administrative	25,870	26,445	(575)	(2.2)%
Total selling, general and administrative expenses	$28,951	$40,457	$(11,506)	(28.4)%

Selling, general and administrative expenses decreased by $11.5 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Selling, marketing and promotional expenses decreased by $10.9 million during this period primarily due to the discontinuation and market withdrawal of Ionsys and overall shift in corporate strategy and increased focus on research and development. General corporate and administrative expenses decreased by $0.6 million during the three months ended March 31, 2018. The decrease is primarily due adjustments to the fair value of contingent consideration due to the former equity holders of Rempex and workforce reduction costs as a result of the restructuring initiatives discussed above.

We expect our selling, general and administrative expenses will continue to decrease due to a decrease in headcount relative to 2017.

Co-promotion and License Income:

	Three Months Ended March 31,
	2018	2017	Change $	Change %
	(in thousands)
Co-promotion and license income	$228	$757	$(529)	(69.9)%

Co-promotion and license income decreased by $0.5 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. In the three months ended March 31, 2017, license income included our agreement with SymBio Pharmaceuticals Ltd., or SymBio, which was terminated in the fourth quarter of 2017. Co-promotion and license income includes license income of $0.2 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively, under our collaboration agreement with SciClone Pharmaceuticals.

Loss on Short-term Investment:

	Three Months Ended March 31,
	2018	2017	Change $	Change %
	(in thousands)
Loss on short-term investment	$(29,989)	$—	$(29,989)	100.0%

Loss on short-term investment of $30.0 million during the three months ended March 31, 2018 relates to the non-cash change in fair value associated with our common stock ownership in Melinta. In connection with the sale of our infectious disease business, we received 3,313,702 shares of Melinta common stock having a market value, based on Melinta's closing share price on January 5, 2018, of approximately $54.5 million. The loss on short-term investments was derived based on the market value of Melinta’s common stock as of March 31, 2018.

Interest Expense:

	Three Months Ended March 31,
	2018	2017	Change $	Change %
	(in thousands)
Interest expense	$12,077	$12,422	$(345)	(2.8)%

During the three months ended March 31, 2018, we recorded approximately $12.1 million in interest expense related to the 2022 Notes and 2023 Notes as compared to $12.4 million in interest expense related to the 2017 Notes and 2022 Notes during the three months ended March 31, 2017. The decrease in interest expense in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is due to the maturity of the 2017 Notes during the second quarter of 2017.

Other Income:

	Three Months Ended March 31,
	2018	2017	Change $	Change %
	(in thousands)
Other income	$2,369	$111	$2,258	2,034.2%

Other income, which is comprised of interest income related to guaranteed payments associated with the sale of our infectious disease business, interest income and gains and losses on foreign currency transactions, increased by $2.3 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to the accretion related to our guaranteed payments.

Benefit from (Provision for) Income Taxes:

	Three Months Ended March 31,
	2018	2017	Change $	Change %
	(in thousands)
Benefit from (provision for) income taxes	$18,916	$(28)	$18,944	*
_______________________________________
*    Represents a change in excess of 100%

For the three months ended March 31, 2018 and 2017, we recorded a benefit for income taxes of $18.9 million and a provision for income taxes of $0.03 million, respectively. Our worldwide effective income tax rates for the three months ended March 31, 2018 and 2017 was approximately 18.2% and (0.04)%, respectively.

For the three months ended March 31, 2018, our benefit for income taxes is primarily attributable to the utilization of current period losses against a discrete provision of $51.1 million from the sale of our infectious disease business. For further details regarding the sale of the infectious disease business see Note 15, “Discontinued Operations,” in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

On December 22, 2017, the Tax Cuts and Jobs Act, or TCJA, was enacted which significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, repeals the corporate alternative minimum tax, or AMT, imposes additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a worldwide system of taxation to a territorial system. As a result of this legislation, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the TCJA and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balances was $126.5 million which was offset fully by the provisional amount recorded related to the reversal of previously established valuation allowances against these deferred tax balances. The TCJA also permits any remaining AMT tax attribute carryforwards to be used to offset future taxable income and/or be refundable over the next several years. As a result, we recognized a provisional benefit of $4.9 million during the year ended December 31, 2017 related to the reversal of a previously established valuation allowance against our AMT tax attribute carryforwards and the related refundable amount has been classified in other assets in the accompanying consolidated balance sheet. During the three months ended March 31, 2018, we reduced our estimate of AMT credits to be realized by $0.3 million to reflect the impact of sequestration as required by the Balanced Budget and Emergency Deficit Control Act of 1985, as amended. In addition, based on our preliminary analysis, we do not believe that we have offshore earnings that would be subject to the mandatory transition tax.

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

Income (Loss) from Discontinued Operations, Net Of Tax:

	Three Months Ended March 31,
	2018	2017	Change $	Change %
	(in thousands)
Income (loss) from discontinued operations, net of tax	$113,985	$(31,674)	$145,659	(459.9)%

Income from discontinued operations for three months ended March 31, 2018 is attributed to the gain on the sale of our infectious disease business. For details on discontinued operations, see Note 15, “Discontinued Operations,” in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations principally through revenues from sales of Angiomax and our other products and the sale of common stock, convertible promissory notes and warrants. We expect revenue from sales of Angiomax will be lower in future years due to generic competition. This reduced revenue is likely to significantly impact our cash and cash equivalents and how we finance our operations. We had $216.0 million and $24.5 million in cash and cash equivalents and short term investments, respectively, as of March 31, 2018.

Cash Flows

As of March 31, 2018, we had $221.5 million in cash, cash equivalents and restricted cash as compared to $156.9 million as of December 31, 2017. The increase in cash, cash equivalents and restricted cash in the three months ended March 31, 2018 was due primarily to $166.4 million and $8.5 million of net cash provided by investing activities and financing activities, respectively, partially offset by $109.3 million of net cash used in operating activities.

Net cash used in operating activities was $109.3 million and $119.6 million for the three months ended March 31, 2018 and 2017, respectively. The cash used in operating activities during the three months ended March 31, 2018 is primarily due to decreases in non-cash items of $126.9 million, and changes in working capital items of $11.5 million partially offset by a net income of $29.1 million. Non-cash items primarily consist of gain on sale of business, loss on short-term investments, amortization of debt discount, stock compensation expense, depreciation and amortization and changes in contingent consideration obligations.

Net cash provided by investing activities was $166.4 million in the three months ended March 31, 2018, which was due to proceeds from the sale of the infectious disease business of $166.4 million. Net cash used in investing activities was $1.3 million in the three months ended March 31, 2017, which was due to the purchase of fixed assets.

Net cash provided by financing activities was $8.5 million in the three months ended March 31, 2018, which was primarily due to $8.7 million of proceeds from issuance of common stock and purchases of stock under our employee stock purchase plan, partially offset by $0.2 million in payments of contingent purchase price. Net cash provided by financing activities was $15.8 million in the three months ended March 31, 2017, which was primarily due to $24.7 million of proceeds from issuance of common stock and purchases of stock under our employee stock purchase plan, partially offset by $8.7 million in payments of contingent purchase price.

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

As of May 8, 2018, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•$150.0 million for the license and collaboration agreement with Alnylam; and

•	$68.7 million relating to our research and development infectious disease portfolio acquired in our Rempex acquisition (and which was not divested in the Melinta transactions).

As of May 8, 2018, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $218.7 million. Of this amount, approximately $48.7 million relates to development milestones, $70.0 million relates to regulatory approval milestones and $100.0 million relates to commercial milestones. These amounts do not include milestone payments of up to $175.8 million related to the Ionsys product, which was discontinued and withdrawn in the U.S. in June 2017 and which has also been discontinued in Europe, and the MDCO-700 development program, which we discontinued in August 2017.

In addition, of the total potential milestone payment obligations, based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make total milestone payments under our license agreements and acquisition agreements of approximately $0.5 million during the remainder of 2018. The majority of these anticipated payments for 2018 relate to the achievement of development milestones. We may pay additional milestone payments under our license agreements and acquisition agreements during 2018 if we achieve additional development, regulatory and commercial milestones during the year.

Total net revenues from sales of Angiomax were significantly lower in the year ended December 31, 2017 and the three months ended March 31, 2018 than in previous comparable periods, and we expect these revenues will decline further. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we fund our future capital requirements.

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

Our future capital requirements will depend on many factors, including:

•	the progress, level, timing and cost of our research and development activities related to our clinical trials and non-clinical studies with respect to inclisiran;

•	whether we develop and commercialize inclisiran on our own or through licenses and collaborations with third parties and the terms and timing of such arrangements, if any;

•	the extent to which our submissions and planned submissions for regulatory approval of inclisiran are approved on a timely basis, if at all;

•	the decline in Angiomax sales and the extent to which sales of the authorized generic of Angiomax are generated;

•	if inclisiran receives regulatory approval, the extent to which it is commercially successful;

•	the extent to which we are able to realize additional funds through our sources of liquidity from the Melinta transaction;

•	the continuation or termination of third-party manufacturing, distribution and sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs, including scaling our operations in anticipation of a potential launch of inclisiran;

•	the amounts of our payment obligations to third parties with respect to inclisiran or other assets; and

•	our ability to defend and enforce our intellectual property rights.

We believe that our existing cash and cash equivalents on hand together with the cash flows we expect to generate from sales of our products and the future guaranteed payments received from Melinta due to the sale of the infectious disease business, will be sufficient to meet our anticipated funding requirements for the next twelve months.

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

Currently, we are party to the legal proceedings described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, which include patent litigation matters and litigation related to a license agreement. We have assessed such legal proceedings and recorded a loss contingency of $5.2 million as a result of settlement of the Biogen matter discussed therein. For all other matters we do not believe that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. As a result, we have not recorded a loss contingency related to these legal proceedings. Particularly with respect to the litigation related to a Company license agreement, we are presently unable to predict the outcome of such lawsuit or to reasonably estimate the possible loss, or range of potential losses, if any, related to such lawsuit. While it is not possible to determine the outcome of the matters described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, we believe it is possible that the resolution of all such matters could have a material adverse effect on our business, financial condition or results of operations.

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to royalties, milestone payments, option exercise and other contingent payments due under our license and acquisition agreements, purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations and increases to our restricted cash in connection with our lease of our principal office space in Parsippany, New Jersey as of March 31, 2018.

During the quarter ended March 31, 2018 there were no other material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our significant accounting policies are more fully described in Note 2, “Significant Accounting Policies,” of our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Note 2 of our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We believe that our estimates relating to revenue recognition, inventory, share-based compensation, income taxes, in-process research and development, contingent purchase price from business combinations and impairment of long-lived assets and goodwill described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 are “critical accounting estimates.” Please refer to Note 2, “Significant Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for a discussion on changes to certain accounting policies during the three months ended March 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash and cash equivalents. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At March 31, 2018, we held $216.0 million in cash and cash equivalents, which had an average interest rate of approximately 0.78%. A 10% change in such average interest rate would have had an approximate $0.2 million impact on our annual interest income. At March 31, 2018, all cash and cash equivalents were due on demand and 93% was held in the United States.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of March 31, 2018, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $0.1 million impact on our other income and cash.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

From time to time we are party to legal proceedings in the course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

‘727 Patent and ‘343 Patent Litigations

Hospira, Inc.

In July 2010, we were notified that Hospira, Inc., or Hospira, had submitted two ANDAs seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent and ‘343 patent. On August 19, 2010, we filed suit against Hospira in the U.S. District Court for the District of Delaware for infringement of the ‘727 patent and ‘343 patent. On August 25, 2010, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. Hospira’s answer denied infringement of the ‘727 patent and ‘343 patent and raised counterclaims of non-infringement and invalidity of the ‘727 patent and ‘343 patent. On September 24, 2010, we filed a reply denying the counterclaims raised by Hospira. The Hospira action was consolidated for discovery purposes with the then pending and now settled cases against Teva and APP. The case was reassigned back to the U.S. District Court for the District of Delaware. A Markman hearing was held on December 5, 2012. On July 12, 2013, the district court issued its Markman decision as to the claim construction of the ‘727 patent and the ‘343 patent. The district court’s decision varied from the other Markman decisions that we have received in our other patent infringement litigations. On July 22, 2013, we filed a motion for reconsideration of the district court’s claim construction ruling on the grounds that the district court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product-by-process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented. On August 22, 2013, the district court denied the motion for reconsideration. A three day bench trial was held in September 2013 and a post-trial briefing was completed in December 2013. On March 31, 2014, the district court issued its trial opinion. With respect to patent validity, the district court held that the ‘727 and ‘343 patents were valid on all grounds. Specifically, the district court found that Hospira had failed to prove that the patents were either anticipated and/or obvious. The district court further held that the patents satisfied the written description requirement, were enabled and were not indefinite. With respect to infringement, based on its July 2013 Markman decision, the district court found that Hospira’s ANDAs did not meet the “efficient mixing” claim limitation and thus did not infringe the asserted claims of the ‘727 and ‘343 patents. The district court found that the other claim limitations in dispute were present in Hospira’s ANDA products. The district court entered a final judgment on April 15, 2014. On May 9, 2014, we filed a notice of appeal to the Federal Circuit Court. On May 23, 2014, Hospira filed a notice of cross-appeal. We filed our opening appeal brief on August 13, 2014. Hospira filed its opening appeal brief on September 26, 2014 asserting that the claim constructions and non-infringement findings were correct. Hospira also sought to overturn the finding of patent validity. Briefing was completed in December 2014. An oral argument before the Federal Circuit Court was held on March 6, 2015. On July 2, 2015, the Federal Circuit Court issued an opinion finding the asserted claims of the ‘727 patent and ‘343 patent invalid under the Section 102(b) “on sale” bar. The decision was based on a finding that third-party manufacturer, Ben Venue Laboratories, “sold” manufacturing services for three validation batches to us before a critical date. On July 15, 2015, Hospira received final approval for its ANDAs. On July 31, 2015, we filed with the Federal Circuit Court a combined petition for panel rehearing and rehearing en banc. On August 24, 2015, the Federal Circuit Court invited Hospira to respond to the petition. On September 8, 2015, Hospira filed a response. On November 13, 2015, the Federal Circuit Court granted our petition for rehearing en banc and vacated its earlier July 2, 2015 decision. The Federal Circuit Court set a briefing schedule, specified specific questions to be answered, invited the DOJ to file a brief expressing the views of the United States and also invited any other amicii curiae to file briefs on the en banc issues raised. Hospira filed its opening brief on January 11, 2016. We filed our response on February 24, 2016 and Hospira filed its reply brief on March 10, 2016. Nine amicus briefs were filed: Department of Justice, American Intellectual Property Law Association, Intellectual Property Owners Association, a Texas law firm, Miller Patti Pershern PLLC, Pharmaceutical Research and Manufacturers of America, Biotechnology Innovation Organization, Gilead Sciences, Inc., an individual, Roberta J. Morris, Esq., and Houston Intellectual Property Law Association. The Federal Circuit Court sitting en banc heard oral argument from the parties and the government on May 5, 2016. On July 11, 2016, in an unanimous decision, the en banc Federal Circuit Court affirmed the district court holding that our transaction with Ben Venue Laboratories did not constitute an invalidating sale under the “on sale” bar. The remaining issues on appeal that were not decided by the original panel were remanded back to the same panel for consideration. In a subsequent order of July 18, 2016, the parties were directed to file new appeal briefs taking into account the en banc decision. The parties submitted revised briefs and this briefing was completed in October 2016. The Federal Circuit Court heard oral argument on December 6, 2016. On February 6, 2018, the Federal Circuit Court issued a decision affirming the district court’s finding of noninfringement of the ‘727 patent and ‘343 patent and remanding the case back to the district court to determine whether there was an offer for sale of the invention under Section 102(b). Following the mandate issuing from the Federal Circuit Court, Hospira requested the case be stayed. The request for a stay was granted on April 26, 2018. The parties submitted a joint status report by May 8, 2018.

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

Apotex Inc.

In March 2013, we were notified that Apotex Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On May 1, 2013, we filed suit against Apotex Inc. and Apotex Corp., which we refer to collectively as Apotex, in the U.S. District Court for the District of New Jersey for infringement of the ‘727 and ‘343 patents. The case has been assigned to the same judge and magistrate judge as the Dr. Reddy’s and Sun actions. Apotex filed its answer on July 19, 2013 and raised counterclaims of non-infringement and invalidity. A scheduling conference before the magistrate judge was held on December 16, 2013. Following a subsequent conference on April 15, 2014 and further directions from the district court to resubmit a discovery schedule, the district court entered a revised discovery schedule on July 17, 2014. A Markman hearing commenced on January 22, 2015 and was completed on March 3, 2015. Following the July 2, 2015 Hospira decision, the parties requested and the district court entered an order staying the case until the Federal Circuit Court issues a mandate in the Hospira appeal. Following the Hospira en banc decision in July 2016, we moved the district court to lift the stay to resume fact discovery of Apotex’s ANDA, which Apotex opposed. The magistrate judge granted our request and issued an order on September 13, 2016 reinstating the case and ordered certain discovery to proceed. On September 23, 2016, Apotex filed a motion to vacate the September 13th order. Oral argument on the motion was held on October 17, 2016 and the district court entered an order that ANDA discovery could proceed. In addition, in October 2016, the district court ordered Apotex to give us 10-days’ notice before any at risk launch. The parties requested and the district court agreed to stay this case pending the above discussed Hospira and Mylan appeals. The district court conducted a status conference on February 6, 2018 and ordered the parties to exchange certain documents. On May 2, 2018, the district court entered a stipulation of dismissal of the complaint and Apotex’s counterclaims with prejudice.

Exela Pharma Sciences, LLC

In March 2014, we were notified that Exela Pharma Sciences, LLC, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On April 25, 2014, we filed suit against Exela Pharma Sciences, LLC, Exela PharmSci, Inc. and Exela Holdings, Inc., which we collectively refer to as Exela, in the U.S. District Court for the Western District of North Carolina for infringement of the ‘727 and ‘343 patents. Exela filed its answer on June 3, 2014 and raised counterclaims of non-infringement, invalidity and unenforceability due to inequitable conduct. We filed a reply on July 11, 2014. The parties have conducted a Rule 26 conference. The district court has set a pretrial schedule through a June 2015 Markman hearing. On November 4, 2014, Exela filed a motion for judgment on the pleadings based on noninfringement. The motion was fully briefed on December 23, 2014. Claim construction discovery was under way. Following the July 2, 2015 Hospira decision, the parties requested and the court entered an order staying the case until the Federal Circuit Court issues a mandate in the Hospira appeal. On January 29, 2016, even though no mandate from the Hospira appeal has issued, Exela filed a motion to lift the stay and resume claim construction proceedings and other pretrial matters. On February 29, 2016, the district court denied Exela’s motion to lift the stay on the case. Following the Hospira en banc decision in July 2016, we moved to lift the stay. Exela opposed the motion but indicated it would agree to lift the stay under certain conditions. In a September 29, 2016 order, the magistrate judge ruled the case should remain stayed. On September 1, 2017, the case was reassigned to another judge, also of the Western District of North Carolina. Following settlement discussions, the case was settled. On March 23, 2018, the parties filed a stipulation of dismissal of all claims, counterclaims and defenses with prejudice.

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

Akorn, Inc.

In October 2016, we were notified that Akorn, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On November 15, 2016, we filed suit against Akorn in the U.S. District Court for the District of New Jersey for infringement of the ‘727 and ‘343 patents. The case has been assigned to the same judge and magistrate judge as the Dr. Reddy’s, Sun, Apotex and Aurobindo actions. Akorn filed its answer on December 27, 2016 and raised counterclaims of non-infringement and invalidity. A scheduling conference before the magistrate judge was scheduled for February 14, 2017. The parties jointly requested the case be stayed pending the Federal Circuit Court appeals involving the ‘727 and ‘343 patents. On January 10, 2017, the district court ordered the case stayed. The parties are engaged in court directed settlement discussions.

Biogen Idec Litigation

On September 15, 2015, Biogen Idec, notified us that after completing an audit of our books and records for the fourth quarter of 2014, Biogen Idec believed it was owed additional royalties relating to Angiomax under our license agreement with Biogen Idec. On September 23, 2015, we filed suit against Biogen Idec in the United States District Court for the District of New Jersey seeking, inter alia, declaratory judgments that we have satisfied our obligations under the license agreement. On November 12, 2015, Biogen Idec answered the complaint denying our claims and asserting counterclaims for breach of contract. In February 2017, Biogen’s claim for audit costs was voluntarily dismissed.  Following settlement discussions, the parties agreed to settle the case and entered into a joint stipulation and order of dismissal with prejudice. As part of the settlement, we agreed to make an upfront payment of $1.2 million upon entering into the settlement agreement and additional payments of $4 million, in the aggregate, on June 30, 2020 and June 30, 2021.

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

SymBio Arbitration

On October 11, 2017, SymBio filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against us and our wholly owned subsidiary, Incline. In the Request for Arbitration, SymBio claims that we failed to provide adequate assurances of performance of, or, alternatively, have rendered ourselves unable to perform, our obligations under the license agreement between us, Incline and SymBio relating to the development and commercialization of IONSYS in Japan. As a result, SymBio seeks compensatory damages in an amount of $82 million. On December 15, 2017, we filed an Answer and Counterclaim denying SymBio’s allegations, asserting defenses to SymBio’s claims, and bringing a counterclaim for breach of contract. We are seeking compensatory damages in an amount of $10 million. The arbitration process is ongoing. We intend to defend ourselves vigorously in this matter and pursue all relief to which we are entitled.

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
On October 27, 2017, we and Alnylam filed and served a claim against Silence in the High Court seeking revocation of the ‘847 patent, as well as a declaration of non-infringement by inclisiran and certain of Alnylam’s product candidates of the ‘847 patent, and costs and interest among other potential remedies. On November 14, 2017, Silence filed a defense to our claim along with counterclaims alleging infringement of the ‘847 patent by inclisiran and certain of Alnylam’s product candidates. On December 11, 2017, we filed an answer and defense to the counter claims.

The High Court has listed the trial for 10 days which is to be heard in a window starting on December 3, 2018 for all claims between Silence, Alnylam and us.
In parallel to the above High Court proceedings, on December 14, 2017 we also commenced opposition proceedings at the European Patent Office, or EPO, seeking revocation of the '847 patent. Alnylam and Sanofi have also each commenced opposition proceedings for the revocation of the '847 patent at the EPO.

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

Accordingly, our future business, including the ability to generate revenue, finance our operations and repay our indebtedness, depends almost entirely on the successful development, regulatory approval and commercialization of inclisiran. We cannot be certain that inclisiran will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market inclisiran in the United States until it receives approval of an NDA from the FDA, or in any foreign countries until they receive the requisite approval from such countries. Obtaining approval of an NDA or BLA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of a drug candidate for many reasons, including:

•	we may not be able to demonstrate that inclisiran is safe and effective as a treatment for our targeted indications to the satisfaction of the FDA;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

•
a clinical research organization, or CRO, that we retain to conduct clinical trials or any other third parties involved in the conduct of trials may take actions outside of our control that materially adversely impact our clinical trials;

•	the FDA may not find the data from pre-clinical studies and clinical trials sufficient to demonstrate that the clinical and other benefits of inclisiran outweigh the safety risks;

•	the FDA may disagree with our interpretation of data from our pre-clinical studies and clinical trials or may require that we conduct additional studies or trials;

•	the FDA may not accept data generated at our clinical trial sites;

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

If inclisiran gains regulatory approval, the commercial launch will require significant efforts from us. Our ability to successfully commercially launch inclisiran will depend on our ability to:

•	train, deploy and support a qualified sales force to market and sell our newly launched product;

•	have third parties manufacture and release the product in sufficient quantities;

•	implement and maintain agreements with wholesalers and distributors;

•	receive adequate levels of coverage and reimbursement for the product from governments and third-party payors;

•	develop and execute marketing and sales strategies and programs for the product; and

•	enter into suitable partnerships with third parties, as needed, to provide a viable platform to commercialize the product.

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
Risks Related to Our Financial Results

We will need additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all.

We are focused on the advancement of our product candidate, inclisiran. The completion of the development and the potential commercialization of inclisiran, should it receive regulatory approval, will require substantial funds. We will need to obtain substantial additional sources of funding to develop and, if approved, commercialize inclisiran.

Due to the introduction of generic competition against Angiomax and the divestiture of certain of our non-core products, our revenues generated from product sales have declined significantly since 2014. Revenues are expected to continue to decline as generic competition for Angiomax increases. We have incurred net losses and negative cash flows from operations since 2014 and had an accumulated deficit of $1.2 billion as of March 31, 2018. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to develop, seek regulatory approval for and commercially launch inclisiran. We believe our existing cash and cash equivalents and short-term investments of approximately $240.5 million as of March 31, 2018, together with a $25 million payment due from Melinta on January 5, 2019, and cash flows we expect to generate from product sales, will be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from May 9, 2018 (the date of filing this Form 10-Q). If Melinta defaults on its cash payment obligations to us, we do not anticipate having sufficient cash, cash equivalents and short-term investments, together with expected cash flow from product sales, to satisfy our anticipated operating and other funding requirements for the next twelve months from May 9, 2018.

Because we expect to continue to incur negative cash flows from operations, we will need to raise additional funds through other sources of liquidity from the Melinta transaction and from asset sales, including asset sales of products or businesses that generate a material portion of our revenues, engage in other strategic transactions, sell additional equity or debt securities, or seek additional financing through other arrangements in order to meet our anticipated operating and funding requirements prior to the filing of an NDA for inclisiran. There can be no assurances that asset sales or public or private financings may be available in amounts or on terms acceptable to us, if at all. Our ability to obtain additional debt financing may be limited by market conditions. If we are unable to consummate asset sales, obtain additional financing or otherwise increase our cash resources, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development or commercialization activities.

We have a history of net losses and may not achieve profitability in future periods.

We have incurred net losses in many years and on a cumulative basis since our inception, and we expect to continue to incur net losses. As of March 31, 2018, we had an accumulated deficit of approximately $1.2 billion. In those periods in which we were able to achieve profitability, our profitability was based on revenue from sales of Angiomax, and a substantial majority of our historic revenue has been generated from sales of Angiomax in the United States. However, generic competition for Angiomax commenced in the United States in July 2015 and we lost market exclusivity for Angiomax in Europe in August 2015. We expect that net revenue from sales of Angiomax will continue to decline in future years due to competition from generic versions of Angiomax, including our authorized generic being marketed by Sandoz and other generic versions of Angiomax which have been and may be approved by the FDA.

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

We review our inventory, including inventory purchase commitments, and provide reserves, as appropriate, against the carrying amount of inventory. As of March 31, 2018, our inventory of Angiomax was $4.8 million and there are no inventory-related purchase commitments for Angiomax bulk drug substance. If sales of Angiomax decline more than our current expectations, we could be required to make an additional allowance for excess or obsolete inventory, increase our accrual for product returns or increase our deferred tax valuation allowance, or we could incur other costs related to operating our business, each of which could negatively impact our results of operations and our financial condition.

We may need to raise additional capital. If we are unable to obtain such capital on favorable terms or at all, we may not be able to execute on our business plans and our business, financial condition and results of operations may be adversely affected.

On November 3, 2015, we announced that our current intention was to explore strategies for optimizing our capital structure and liquidity position. At March 31, 2018, we had approximately $216.0 million in cash and cash equivalents. We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $400.0 million aggregate principal amount of the 2022 notes and the $402.5 million aggregate principal amount of the 2023 notes, and to make principal payments on the 2022 notes and 2023 notes at maturity or upon conversion (other than the 2023 notes upon conversion, in which case we will have the option to settle entirely in shares of our common stock). In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party.
As of May 8, 2018, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$150.0 million for the license and collaboration agreement with Alnylam; and

•	$68.7 million relating to our research and development infectious disease portfolio acquired in our Rempex acquisition (and which was not divested in the Melinta transaction).
As of May 8, 2018, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $218.7 million. Of this amount, approximately $48.7 million relates to development milestones, $70.0 million relates to regulatory approval milestones and $100.0 million relates to commercial milestones. These amounts do not include milestone payments of up to $175.8 million related to Ionsys, which was discontinued and withdrawn from the market in the United States in June 2017 and has also been discontinued in Europe, and the MDCO-700 development program, which we discontinued in August 2017.
Based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make $0.5 million of milestone payments under our license agreements and acquisition agreements during the remainder of 2018. We may pay additional milestone payments under our license agreements and acquisition agreements during 2018 if we achieve additional development, regulatory and commercial milestones during the year.
Total net revenues from sales of Angiomax were significantly lower in the year ended December 31, 2017, and the three months ended March 31, 2018 than in previous comparable periods, and we expect these revenues will decline further. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we fund our future capital requirements.
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

Our future capital requirements will depend on many factors, including:

•	the progress, level, timing and cost of our research and development activities related to our clinical trials and non-clinical studies with respect to inclisiran;

•	whether we develop and commercialize inclisiran on our own or through licenses and collaborations with third parties and the terms and timing of such arrangements, if any;

•	the extent to which our submissions and planned submissions for regulatory approval of inclisiran are approved on a timely basis, if at all;

•	the decline in Angiomax sales and the extent to which sales of the authorized generic of Angiomax are generated;

•	if inclisiran receives regulatory approval, the extent to which it is commercially successful;

•	the extent to which we are able to realize additional funds through our sources of liquidity from the Melinta transaction;

•	the continuation or termination of third-party manufacturing, distribution and sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs, including scaling our operations in anticipation of a potential launch of inclisiran;

•	the amounts of our payment obligations to third parties with respect to inclisiran or other assets; and

•	our ability to defend and enforce our intellectual property rights.

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

In the event the conditional conversion feature of the 2022 notes or the 2023 notes is triggered, holders of such notes will be entitled to convert the notes at any time during specified periods at their option, which are set forth in the applicable indenture. If one or more holders elect to convert their 2022 notes, we would be required, with respect to each $1,000 principal amount of 2022 notes, to make cash payments equal to the lesser of $1,000 and the sum of the daily conversion values, which could adversely affect our liquidity. If the holders of all of the 2022 notes were able to exercise their conversion option, we would not have sufficient cash to satisfy our payment obligations with respect to all of the 2022 notes and meet our anticipated funding requirements for a year from May 9, 2018. With respect to the 2023 notes, we have the option to settle conversions entirely in cash, in common stock or a combination thereof. In addition, even if holders do not elect to convert their notes, we are required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long‑term liability, which results in a material reduction of our net working capital.

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

There are well established products, including in many cases generic products, that are approved and marketed for the indications for which Angiomax is approved and the markets and indications for which we are developing inclisiran. In addition, competitors are developing products for such markets and indications. A description of the competition for inclisiran and Angiomax is included in “Part I, Item 1. Business-Competition” of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

With respect to the portfolio of patents licensed from Alnylam, it is possible that one or more companies hold patent rights that could be asserted against us or patent rights to which we may need a license. If a court rules that we need such patent rights that have been asserted against us and/or we are not able to obtain a license on reasonable terms, we may be forced to pay excessive license fees or may be unable to market inclisiran, which in either case could have a material adverse effect on our business. For example, in October 2017 Silence served a claim in the High Court of Justice, Chancery Division, Patents Court in the United Kingdom, naming The Medicines Company UK Ltd., our wholly owned subsidiary, Alnylam and Alnylam UK Limited, as co-defendants. In Silence’s claim, it seeks a determination that it is entitled to supplementary protection certificates, or SPCs, based on its European Patent No. 2,258,847, or the ‘847 patent, and the prospective European regulatory approvals for inclisiran and for certain of Alnylam’s product candidates. This is based on Silence’s assertion that inclisiran and the cited Alnylam product candidates fall within the scope of the ‘847 patent. An SPC is an intellectual property right that could extend the life of the Silence patent in relation to a specified product for a period of up to five additional years bringing the expiration date up to 2028. In addition, Silence is seeking costs, interest and other unspecified relief. On October 31, 2017, we acknowledged service of the claim served by Silence and on November 30, 2017, submitted substantive defenses to the claim. On October 27, 2017, we and Alnylam filed and served a claim against Silence in the High Court seeking revocation of the ‘847 patent, as well as a declaration of non-infringement by inclisiran and certain of Alnylam’s product candidates of the ‘847 patent, and costs and interest among other potential remedies. On November 14, 2017, Silence filed a defense to our claim along with counterclaims alleging infringement of the ‘847 patent by inclisiran and certain of Alnylam’s product candidates. On December 11, 2017, we filed an answer and defense to the counter claims. The High Court has listed the trial for 10 days which is to be heard in a window starting on December 3, 2018 for all claims between Silence, Alnylam and us. In parallel to the above High Court proceedings, on December 14, 2017 we also commenced opposition proceedings at the EPO seeking revocation of the '847 patent. Alnylam and Sanofi have also each commenced opposition proceedings for the revocation of the '847 patent at the EPO. Although we believe the ‘847 patent is invalid and not infringed by inclisiran and we will vigorously defend any claim brought against us by Silence, litigation is subject to inherent uncertainty.

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
A number of companies in addition to Hospira, Mylan, APP, Apotex Inc. and Dr. Reddy’s Laboratories have filed ANDAs for their generic versions of Angiomax. In addition to the generic versions and Baxter’s ready-to-use version of bivalirudin currently being sold, Angiomax could be subject to further generic competition in the United States from Teva and other generic ANDA filers that we have settled with, under the circumstances set forth in our respective settlement agreements with such parties and upon a final approval of each company's ANDA filings by the FDA. Pliva Hrvatska DOO, an affiliate of Teva, currently has tentative approval for its ANDA filing for its generic version of Angiomax. Other ANDA filers may commercialize their products ‘at risk’ if they receive final approval of their respective ANDA filings and are not subject to a Hatch-Waxman 30-month stay. Further, we remain in infringement litigation involving the ‘727 patent and ‘343 patent with the other ANDA filers. See Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q for descriptions of our litigation with ANDA filers and related settlements. There can be no assurance as to the outcome of our infringement litigation. We may continue to incur further legal expenses related to these matters. Following our settlements with Teva, APP, Sun, Dr. Reddy’s, Aurobindo and Accord, we submitted the settlement documents for each settlement to the U.S. Federal Trade Commission, or the FTC, and the U.S. Department of Justice, or the DOJ. The FTC, the DOJ and state attorney general offices could seek to challenge our settlements with Teva, APP, Sun, Dr. Reddy’s, Aurobindo and Accord or a third party could initiate a private action under antitrust or other laws challenging our settlements with Teva, APP, Sun, Dr. Reddy’s, Aurobindo and Accord. While we believe our settlements are lawful, we may not prevail in any such challenges or litigation, in which case the other party might obtain injunctive relief, remedial relief, or such other relief as a court may order. In any event, we may incur significant costs in the event of an investigation or in defending any such action and our business and results of operations could be materially impacted if we fail to prevail against any such challenges.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including reexamination, inter partes review, post-grant review, and interference proceedings declared by the PTO and opposition proceedings in the EPO, regarding intellectual property rights with respect to our products and technology. Patent litigation and other proceedings may also absorb significant management time. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

Risks Related to Our Common Stock

Fluctuations in our operating results could affect the price of our common stock.

Our operating results may vary from period to period based on factors, including the timing, expenses and results of clinical trials, announcements regarding clinical trial results and product introductions by us or our competitors, the availability and timing of third-party reimbursement, sales and marketing expenses and the timing of regulatory approvals. If our operating results do not meet the expectations of investors and securities analysts as a result of these or other factors, the trading price of our common stock will likely decrease.

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

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2015 to May 9, 2018, the last reported sale price of our common stock ranged from a high of $55.95 per share to a low of $24.32 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

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

•
our directors may be removed with or without cause but only by the affirmative vote of the holders of at least 75% of the votes which all stockholders would be entitled to cast in any annual election of directors;

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

THE MEDICINES COMPANY

Date:	May 9, 2018	By:	/s/ Christopher J. Visioli
Christopher J. Visioli
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
101
The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.