Form 10-Q
period 2018-06-30
MEDICINES CO /DE
filed 2018-08-02
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018
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

Yes ☐ No ☑

As of July 30, 2018, there were 73,791,532 shares of Common Stock, $0.001 par value per share, outstanding (excluding 3,013,143 shares held in treasury).

THE MEDICINES COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2018

Page
Part I. Financial Information	1
Item 1 - Condensed Financial Statements	1
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	40
Item 4 - Controls and Procedures	41

Part II. Other Information	42
Item 1 - Legal Proceedings	42
Item 1A - Risk Factors	48
Item 6 - Exhibits	68

Signatures	69
Exhibit Index	70
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

Part I. Financial Information

Item 1. Condensed Financial Statements

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$162,530	$151,359
Short-term investment	21,042	—
Accounts receivable, net of allowances of approximately $4.5 million and $7.1 million at June 30, 2018 and December 31, 2017, respectively	2,899	3,496
Inventory, net	3,689	5,559
Prepaid expenses and other current assets	28,886	11,688
Current assets held for sale	—	391,202
Total current assets	219,046	563,304
Fixed assets, net	15,818	17,254
Goodwill	200,571	200,571
Restricted cash	5,433	5,541
Contingent purchase price from sale of businesses	326,207	80,700
Other assets	28,762	5,613
Total assets	$795,837	$872,983
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,626	$10,244
Accrued expenses	74,432	95,197
Current portion of contingent purchase price	4,100	4,995
Other current liabilities	259	4,476
Current liabilities held for sale	—	60,580
Total current liabilities	84,417	175,492
Contingent purchase price	14,725	14,655
Convertible senior notes	662,729	649,198
Other liabilities	12,737	8,724
Total liabilities	774,608	848,069
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 187,500,000 authorized; 76,733,599 issued and 73,720,456 outstanding at June 30, 2018 and 76,191,958 issued and 73,178,815 outstanding at December 31, 2017	76	76
Additional paid-in capital	1,398,377	1,377,393
Treasury stock, at cost; 3,013,143 and 3,013,143 shares at June 30, 2018 and December 31, 2017, respectively	(90,016)	(90,016)
Accumulated deficit	(1,282,614)	(1,257,356)
Accumulated other comprehensive loss	(4,594)	(5,183)
Total stockholders’ equity	21,229	24,914
Total liabilities and stockholders’ equity	$795,837	$872,983
See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$1,667	$10,861	$9,438	28,326
Operating expenses:
Cost of revenues	2,931	12,490	5,668	22,468
Asset impairment charges	—	329,097	—	329,097
Research and development	30,294	23,249	70,660	49,693
Selling, general and administrative	21,013	28,359	49,964	68,816
Total operating expenses	54,238	393,195	126,292	470,074
Loss from operations	(52,571)	(382,334)	(116,854)	(441,748)
Co-promotion and license income	254	757	482	1,514
Loss on short-term investment	(3,474)	—	(33,463)	—
Interest expense	(12,108)	(12,521)	(24,185)	(24,943)
Other income	1,053	1,033	3,422	1,144
Loss from continuing operations before income taxes	(66,846)	(393,065)	(170,598)	(464,033)
Benefit from income taxes	12,393	23,000	31,309	22,972
Loss from continuing operations	(54,453)	(370,065)	(139,289)	(441,061)
Income (loss) from discontinued operations, net of tax	256	(27,203)	114,241	(58,877)
Net Loss	$(54,197)	$(397,268)	$(25,048)	$(499,938)

Basic (loss) earnings per common share:
Loss from continuing operations	$(0.74)	$(5.15)	$(1.89)	$(6.17)
Earnings (loss) from discontinued operations	—	(0.38)	1.55	(0.82)
Basic loss per share	$(0.74)	$(5.53)	$(0.34)	$(6.99)

Diluted (loss) earnings per common share:
Loss from continuing operations	$(0.74)	$(5.15)	$(1.89)	$(6.17)
Earnings (loss) from discontinued operations	—	(0.38)	1.55	(0.82)
Diluted loss per share	$(0.74)	$(5.53)	$(0.34)	$(6.99)

Weighted average number of common shares outstanding:
Basic	73,349	71,918	73,574	71,498
Diluted	73,349	71,918	73,574	71,498

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(54,197)	$(397,268)	$(25,048)	$(499,938)
Other comprehensive income (loss):
Foreign currency translation adjustment	(123)	368	(594)	40
Unrealized gain on available for sale securities	—	(7)	—	(7)
Amounts reclassified from accumulated other comprehensive loss	—	—	1,183	—
Other comprehensive (loss) income	(123)	361	589	33
Comprehensive loss	$(54,320)	$(396,907)	$(24,459)	$(499,905)

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(25,048)	$(499,938)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,443	11,727
Asset impairment charges	—	329,097
Amortization of debt discount	13,531	13,822
Unrealized foreign currency transaction losses, net	127	523
Stock compensation expense	9,073	16,200
Gain on sale of business	(168,955)	—
Loss on short-term investments	33,463	—
Deferred tax benefit	—	(22,989)
Reserve for excess or obsolete inventory	(394)	2,147
Changes in contingent purchase price	(258)	(4,116)
Changes in operating assets and liabilities:
Accounts receivable	619	6,708
Inventory, net	2,258	(2,605)
Prepaid expenses and other assets	6,687	4,595
Accounts payable	(4,618)	(12,070)
Accrued expenses	(33,253)	1,530
Other current liabilities	(4,181)	(4,960)
Payments on contingent purchase price	(57)	(12,437)
Other liabilities	4,222	(2,586)
Net cash used in operating activities	(165,341)	(175,352)
Cash flows from investing activities:
Purchases of fixed assets	(7)	(4,448)
Purchases of available for sale securities	—	(131,560)
Proceeds from sale of business	166,383	—
Net cash provided by (used in) investing activities	166,376	(136,008)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	11,913	35,859
Payments on contingent purchase price	(511)	(9,565)
Repayments of convertible senior notes	—	(54,997)
Purchase of shares of non-controlling interest	—	(167)
Net cash provided by financing activities	11,402	(28,870)
Effect of exchange rate changes on cash	(1,374)	818
Increase (decrease) in cash, cash equivalents and restricted cash	11,063	(339,412)
Cash, cash equivalents and restricted cash at beginning of period	156,900	546,867
Cash, cash equivalents and restricted cash at end of period(a)	$167,963	$207,455
Supplemental disclosure of cash flow information:
Interest paid	$10,534	$11,988
Non-cash investing and financing activities
Issuance of common stock upon conversion of convertible notes	$—	$32,018
Receipt of common stock upon settlement of 2017 Note hedge	$—	$40,015
(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheet:

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$162,530	202,422
Restricted cash	5,433	5,033
Total cash, cash equivalents and restricted cash at end of period	$167,963	$207,455
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

As a result of the Company’s decision to narrow its operational focus, the Company executed on several strategic transactions, including the 2016 divestitures of its hemostasis portfolio consisting of PreveLeak, Raplixa and Recothrom (the Hemostasis Business) to wholly owned subsidiaries of Mallinckrodt plc (Mallinckrodt) and its non-core cardiovascular assets consisting of Kengreal, Cleviprex and rights to Argatroban for Injection (the Non-Core ACC Products) to Chiesi USA, Inc. and its parent company Chiesi Farmaceutici S.p.A. (Chiesi). In addition, on January 5, 2018, the Company completed the sale of its infectious disease business, consisting of the products Vabomere, Orbactiv and Minocin IV and line extensions thereof, and substantially all of the assets related thereto, other than certain pre-clinical assets, to Melinta Therapeutics, Inc. (Melinta) pursuant to a purchase and sale agreement dated November 28, 2017 between the Company and Melinta. At the completion of the sale, the Company received approximately $166.4 million and 3,313,702 shares of Melinta common stock having a market value, based on Melinta's closing share price on January 5, 2018, of approximately $54.5 million. In addition, the Company is entitled to receive (i) a cash payment payable 12 months following the closing of the transaction equal to $25.0 million; (ii) a cash payment payable 18 months following the closing of the transaction equal to $25.0 million; and (iii) tiered royalty payments of 5% to 25% on worldwide net sales of (a) Vabomere and (b) Orbactiv and Minocin IV, collectively. As a result of the transaction, the Company accounted for the assets and liabilities of the infectious disease business that were sold as held for sale at December 31, 2017. Further, the financial results of the infectious disease business were reclassified to discontinued operations for all periods presented in the accompanying condensed consolidated financial statements. See Note 15 “Discontinued Operations” for further details.

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

The Company’s results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected from the Company for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the 2017 Form 10-K.

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

Revenue is recognized upon transfer of control of a product to the customer, generally upon delivery, based on an amount that reflects the consideration the Company expects to be entitled to, which includes estimates of variable consideration that result from rebates, wholesaler chargebacks, discounts, fee-for-service charges and returns. The Company records allowances for chargebacks and other discounts or accruals for product returns, rebates and fee-for-service charges at the time of sale, and reports revenue net of such amounts. In determining these amounts, the Company estimates hospital demand, buying patterns by hospitals and group purchasing organizations from wholesalers and the levels of inventory held by wholesalers and by ICS. Making these determinations involves estimating whether trends in past wholesaler and hospital buying patterns will predict future product sales. The Company receives data periodically from ICS and wholesalers on inventory levels and levels of hospital purchases and the

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Company considers this data in determining the amounts of these allowances and accruals. Such amounts were not material to the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2018.

The consideration the Company expects to be entitled to in connection with a sale of bivalirudin to Sandoz also includes a variable amount based on Sandoz’s gross margin, as defined in the agreement, of bivalirudin sold by Sandoz to its customers. As this amount is highly susceptible to factors outside of the Company’s control, the Company has not recognized this variable amount.

The Company recognized net revenues of $1.4 million and $8.5 million related to sales to Sandoz during the three months ended June 30, 2018 and 2017, respectively. The Company recognized net revenues of $8.8 million and $22.6 million related to sales to Sandoz during the six months ended June 30, 2018 and 2017, respectively. Of the $1.4 million and $8.8 million of net revenue recognized for the three and six months ended June 30, 2018, $1.4 million and $7.6 million, respectively, represents variable consideration that was constrained in previous periods.

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

The Company’s payment terms vary by the type and location of its customer and the products or services offered. Payment terms differ by jurisdiction and customer but payment is generally required in a term ranging from 45 to 120 days from date of shipment or satisfaction of the performance obligation.

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

The Company performs research and development for U.S. government agencies under a cost-reimbursable contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. The Company recognizes the reimbursements under research contracts when a contract has been executed, the contract price is fixed or determinable, delivery of services or products has occurred, and collection of the contract price is reasonably assured. The reimbursements are classified as an offset to research and development expenses. Payments received in advance of work performed are deferred. The Company recorded reductions of research and development expenses of $0.3 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively, in the accompanying condensed consolidated statements of operations.
Contingent Purchase Price From Sale of Business

The Company has contingent assets for certain specified calendar year net sales milestones as part of the sale of the Hemostasis Business to Mallinckrodt and the Non-Core ACC Products to Chiesi, which in each case are reflected as contingent purchase price

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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
The Company noted no indicators of impairment on the carrying amount of the contingent assets. In addition, the Company determined that the fair values of these contingent payments to be received from Mallinckrodt, Chiesi and Melinta, respectively, are not readily determinable at June 30, 2018, as the estimated future net sales of each of the respective products are determined by the future actions of such parties.
Recent Accounting Pronouncements

In January 2016 the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU No. 2016-01). ASU No. 2016-01 amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in a company’s results of operations. The new standard does not apply to investments accounted for under the equity method of accounting or those that result in consolidation of the investee. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. A financial liability that is measured at fair value in accordance with the fair value option is required to be presented separately in other comprehensive income for the portion of the total change in the fair value resulting from changes in the instrument-specific credit risk. In addition, a valuation allowance should be evaluated on deferred tax assets related to available-for-sale debt securities in combination with other deferred tax assets. On January 1, 2018, the Company adopted this guidance and there was no impact on the Company’s condensed consolidated balance sheet as the Company did not have equity investments as of December 31, 2017. The impact that this new standard has on the Company’s condensed consolidated statements of operations after adoption will depend on the changes in fair values of equity securities in the Company’s portfolio in the future. See Note 6 “Cash and Cash Equivalents and Investments” for further details.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. This amends the guidance in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. On January 1, 2018, the Company adopted this standard and began classifying restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on its consolidated statements of cash flows on a retrospective basis to all periods presented. For the six months ended June 30, 2018 and 2017, $5.4 million and $5.0 million of restricted cash were classified with cash and cash equivalents on the Company’s accompanying condensed consolidated statements of cash flows.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment”, which eliminates Step 2 from the goodwill impairment test. Under the revised test, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for any interim or annual impairment tests for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company will early adopt this guidance for its 2018 annual goodwill impairment test and does not believe that this guidance will have an impact on the consolidated financial statements and related disclosures.

3. Stock Compensation Expense

The Company recorded stock compensation expense of approximately $4.6 million and $9.6 million for the three months ended June 30, 2018 and 2017, respectively and $9.1 million and $16.2 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was approximately $63.9 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. The Company expects to recognize those costs, exclusive of $31.9 million related to performance goals discussed below, over a weighted average period of 2.0 years.

During the three months ended June 30, 2018, the Company granted 3,417,600 stock options to certain of its employees, which will vest upon the achievement of specified performance goals. Stock compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes and is recognized ratably over the applicable vesting period. The Company will not begin recognizing expenses of $31.9 million related to these awards until certain performance conditions are probable of being met as defined under GAAP.

During the six months ended June 30, 2018 and 2017, the Company issued a total of 602,820 and 1,573,967, respectively, of shares of its common stock upon the exercise of stock options, grants of restricted stock, and purchases under the Company’s 2010 employee stock purchase plan (ESPP). Cash received from the exercise of stock options and purchases through the ESPP during the six months ended June 30, 2018 and 2017 was $11.9 million and $35.9 million, respectively, and is included within the financing activities section of the accompanying condensed consolidated statements of cash flows.

4. Earnings (Loss) Per Share

Basic loss per share is computed by dividing consolidated net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding unvested restricted common shares. The potentially dilutive effect of the Company’s stock options, unvested restricted common stock, stock purchase warrants, and convertible senior notes due 2017 (which matured on June 1, 2017) and 2022 on earnings per share is computed under the treasury stock method.  In addition, the Company analyzes the potential dilutive effect of the convertible senior notes due 2023 on earnings per share under the “if converted” method, in which it is assumed that the outstanding security converts into common stock at the beginning of the period.

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

For periods of loss from continuing operations, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common share equivalents is anti-dilutive. Due to the periods of loss from continuing operations, the calculation of diluted loss per share for the three and six months ended June 30, 2018 excluded 9,084,658 and 9,023,621, of potentially dilutive stock options, warrants, restricted common shares, and shares issuable upon conversion of the 2022 and 2023 Notes as their inclusion would have an anti-dilutive effect.

The calculation of diluted loss per share for the three and six months ended June 30, 2017 excluded 13,889,033 and 14,234,901 of potentially dilutive stock options, stock purchase warrants, restricted common shares, and shares issuable upon conversion of the 2017, 2022 and 2023 Notes as their inclusion would have an anti-dilutive effect.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5. Income Taxes

For the three months ended June 30, 2018 and 2017, the Company recorded a benefit from income taxes of $12.4 million and $23.0 million, respectively. The worldwide effective income tax rates for the Company for the three months ended June 30, 2018 and 2017 was 18.5% and 5.9%, respectively.

For the six months ended June 30, 2018 and 2017, the Company recorded a benefit from income taxes of $31.3 million and $23.0 million, respectively. The worldwide effective income tax rates for the Company for the six months ended June 30, 2018 and 2017 was 18.4% and 5.0%, respectively.

For the three and six months ended June 30, 2018, the Company’s benefit from income taxes is primarily attributable to the utilization of current period losses against a discrete provision for income taxes of $51.2 million from the sale of the Company’s infectious disease business. For further details regarding the sale of the infectious disease business see Note 15, “Discontinued Operations.”

The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company placed significant weight on the fact that the Company expects to be in a cumulative net book loss for the three-year period ending December 31, 2018 in recording valuation allowances on substantial portions of its deferred tax assets as of June 30, 2018.

On July 1, 2018, New Jersey enacted comprehensive changes to its corporate income tax law. Among other items, for tax years beginning on or after January 1, 2018, through December 31, 2019, a surtax of 2.5% is imposed on corporate business taxpayers with New Jersey-apportioned entire net income greater than $1 million. The Company believes this will have an impact on its income tax benefit from continuing operations. Such impact will be recorded by the Company beginning in its third quarter 2018 results, which is the period in which the change was enacted.

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

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted which significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, repeals the corporate alternative minimum tax (AMT), imposes additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a worldwide system of taxation to a territorial system. As a result of this legislation, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the TCJA and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the Company’s deferred tax balances was $126.5 million which was offset fully by the provisional amount recorded related to the reversal of previously established valuation allowances against these deferred tax balances. The TCJA also permits any remaining AMT tax attribute carryforwards to be used to offset future taxable income and/or be refundable over the next several years. As a result, the Company recognized a provisional benefit of $4.9 million during the year ended December 31, 2017 related to the reversal of a previously established valuation allowance against its AMT tax attribute carryforwards and the related refundable amount has been classified in other assets in the accompanying consolidated balance sheet. During the six months ended June 30, 2018, the Company reduced its estimated AMT credit to be realized by $0.3 million to reflect the impact of sequestration as required by the Balanced Budget and Emergency Deficit Control Act of 1985, as amended. In addition, based on its preliminary analysis, the Company does not believe that it has offshore earnings that would be subject to the mandatory transition tax.

While the Company has completed its provisional analysis of the income tax effects of the TCJA and recorded a reasonable estimate of such effects, the amounts recorded related to the TCJA may differ, possibly materially, due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions that the Company has made, additional

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

6. Cash and Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. At June 30, 2018 and December 31, 2017, the Company had cash and cash equivalents of $162.5 million and $151.4 million, respectively, which consisted of cash of $150.3 million and $139.3 million, and money market funds with original maturities of less than three months of $12.2 million and $12.1 million at June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, the Company’s common stock investment in Melinta had a readily determinable fair value of $21.0 million. During the three and six months ended June 30, 2018, the Company recognized a loss of $3.5 million and $33.5 million, respectively, all of which was unrealized, in the accompanying condensed consolidated statements of operations, relating to the Company’s investment in Melinta.

Restricted Cash

The Company had restricted cash of $5.4 million and $5.5 million at June 30, 2018 and December 31, 2017, respectively, which included $4.2 million and $1.0 million reserved for an outstanding letter of credit associated with foreign taxes and the Company’s lease for the office space in Parsippany, New Jersey, respectively, at both June 30, 2018 and December 31, 2017, respectively. These funds are invested in certificates of deposit. The letter of credit for the Company’s lease for the office space in Parsippany, New Jersey permits draws by the landlord to cure defaults by the Company. In addition, as a result of the acquisition of Targanta Therapeutics Corporation (Targanta) in 2009, the Company had restricted cash of $0.2 million at December 31, 2017, in the form of a guaranteed investment certificate collateralizing an available credit facility, which was settled at June 30, 2018. The Company also had restricted cash of $0.2 million and $0.3 million at June 30, 2018 and December 31, 2017, respectively, related to certain foreign tender requirements.

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

Except for the Company’s Level 2 liabilities which are discussed in Note 9, “Convertible Senior Notes,” the following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, by level, within the fair value hierarchy:

	As of June 30, 2018				As of December 31, 2017
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017
	(in thousands)
Assets:
Cash equivalents	$12,182		$—	$12,182	$12,100	$—	$—	$12,100
Short-term investment	21,042	—	—	21,042	—	—	—	—
Total assets at fair value	$33,224	$—	$—	$33,224	$12,100	$—	$—	$12,100
Liabilities:
Contingent purchase price	$—	$—	$18,825	$18,825	$—	$—	$19,650	$19,650
Total liabilities at fair value	$—	$—	$18,825	$18,825	$—	$—	$19,650	$19,650

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table provides quantitative information associated with the fair value measurements of the Company’s Level 3 liabilities:

	Fair Value as of June 30, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
(in thousands)
Rempex:
Contingent purchase price: Event-based milestones	$18,825	Probability-adjusted discounted cash flow	Probabilities of successes	18% - 90% (46%)
			Period in which milestones are expected to be achieved	2018 - 2024
			Discount rate	4.8% - 7.3%

	Fair Value as of December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
(in thousands)
Rempex:
Contingent purchase price: Event-based milestones	$19,650	Probability-adjusted discounted cash flow	Probabilities of successes	18% - 90% (71%)
			Period in which milestones are expected to be achieved	2018 - 2024
			Discount rate	4.8% - 7.5%

The fair value of the contingent purchase price represents the fair value of the Company’s liability for all potential payments under the Company’s acquisition agreement for Rempex Pharmaceuticals, Inc. (Rempex). There were no changes to the potential future payments under the Company’s acquisition agreement. As of June 30, 2018 the remaining potential future payments to the former equity holders of Rempex was $68.7 million which excludes future payments on products included in the sale of the Company’s infectious disease business. The remaining potential future payments under the Company’s acquisition agreements do not include payments of $175.8 million (which includes $86.3 million to the former equity holders of Incline and Annovation and $89.5 million to other third parties) related to the Ionsys product, which was discontinued and withdrawn in the United States in June 2017 and which has also been discontinued in Europe, and the MDCO-700 development program, which the Company discontinued in August 2017.

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

The changes in fair value of the Company’s Level 3 contingent purchase price during the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Balance at beginning of period	$19,198	$19,278	$19,650	$31,832
Payments	(377)	—	(567)	—
Fair value adjustments to contingent purchase prices included in net loss	4	1,022	(258)	(11,532)
Balance at end of period	$18,825	$20,300	$18,825	$20,300

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three and six months ended June 30, 2018 and 2017, changes in the carrying value of the contingent purchase price obligations resulted from changes in the fair value of the contingent consideration due to either the passage of time, changes in discount rates, changes in probabilities of success, or milestone payments.

No other changes in valuation techniques or inputs occurred during the three and six months ended June 30, 2018 and 2017.

8. Inventory

The major classes of inventory were as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Raw materials	$919	$1,389
Work-in-progress	2,501	3,608
Finished goods	269	562
Total	$3,689	$5,559

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The 2023 Notes consist of the following:

Liability component	June 30, 2018	December 31, 2017
	(in thousands)
Principal	$402,500	$402,500
Less: Debt discount, net(1)	(83,869)	(90,552)
Net carrying amount	$318,631	$311,948
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2023) and amortized to interest expense over the remaining life of the 2023 Notes using the effective interest rate method.

The fair value of the 2023 Notes was approximately $401.5 million as of June 30, 2018. The Company estimates the fair value of its 2023 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2023 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of June 30, 2018, the remaining contractual life of the 2023 Notes is approximately 5.0 years.

The following table sets forth total interest expense recognized related to the 2023 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Contractual interest expense	$2,767	$2,767	$5,534	$5,526
Amortization of debt discount	3,351	3,104	6,682	6,179
Total	$6,118	$5,871	$12,216	$11,705
Effective interest rate of the liability component	7.5%	7.5%	7.5%	7.5%

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

The 2022 Notes consist of the following:

Liability component	June 30, 2018	December 31, 2017
	(in thousands)
Principal	$399,997	$399,997
Less: Debt discount, net(1)	(55,899)	(62,747)
Net carrying amount	$344,098	$337,250
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $486.8 million as of June 30, 2018. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of June 30, 2018, the remaining contractual life of the 2022 Notes is approximately 3.5 years.

The following table sets forth total interest expense recognized related to the 2022 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Contractual interest expense	$2,500	$2,500	$5,000	$5,000
Amortization of debt discount	3,434	3,205	6,848	6,392
Total	$5,934	$5,705	$11,848	$11,392
Effective interest rate of the liability component	6.5%	6.5%	6.5%	6.5%

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

The following table sets forth total interest expense recognized related to the 2017 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Contractual interest expense	$—	$126	$—	$315
Amortization of debt discount	—	540	—	1,251
Total	$—	$666	$—	$1,566
Effective interest rate of the liability component	—%	6.02%	—%	6.02%

10. Accumulated Other Comprehensive Loss

The following tables provide a reconciliation of the components of accumulated other comprehensive loss, net of tax, attributable to The Medicines Company for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018			2017
	Foreign currency translation adjustment	Unrealized loss on available for sale securities	Total	Foreign currency translation adjustment	Unrealized loss on available for sale securities	Total
	(in thousands)
Balance at beginning of period	$(4,471)	$—	$(4,471)	$(5,807)	$—	$(5,807)
Other comprehensive (loss) income	(123)	—	(123)	368	(7)	361
Total other comprehensive (loss) income	(123)	—	(123)	368	(7)	361
Balance at end of period	$(4,594)	$—	$(4,594)	$(5,439)	$(7)	$(5,446)

	Six Months Ended June 30,
	2018			2017
	Foreign currency translation adjustment	Unrealized loss on available for sale securities	Total	Foreign currency translation adjustment	Unrealized loss on available for sale securities	Total
	(in thousands)
Balance at beginning of period	$(5,183)	$—	$(5,183)	$(5,479)	$—	$(5,479)
Other comprehensive (loss) income before reclassifications	(594)	—	(594)	40	(7)	33
Amounts reclassified from accumulated other comprehensive income(1)	1,183	—	1,183	—	—	—
Total other comprehensive income (loss)	589	—	589	40	(7)	33
Balance at end of period	$(4,594)	$—	$(4,594)	$(5,439)	$(7)	$(5,446)
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	($ in thousands)
Net revenues:
United States	$1,639	98.3%	$9,565	88.1%	$8,841	93.7%	$24,970	88.1%
Europe	28	1.7%	1,252	11.5%	322	3.4%	3,147	11.1%
Rest of world	—	—%	44	0.4%	275	2.9%	209	0.8%
Total net revenues	$1,667	100%	$10,861	100%	$9,438	100.0%	$28,326	100.0%

	June 30, 2018		December 31, 2017
	($ in thousands)
Long-lived assets:
United States	$570,936	99.0%	$308,843	99.7%
Europe	5,855	1.0%	836	0.3%
Total long-lived assets	$576,791	100.0%	$309,679	100.0%

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

The Company is currently party to the legal proceedings described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, which include patent litigation matters and litigation related to a license agreement. The Company has assessed such legal proceedings and recorded a loss contingency of $5.2 million during the six months ended June 30, 2018 as a result of settlement of the Biogen matter discussed therein. For all other matters the Company does not believe that it is probable that a liability has been incurred or that the amount of any potential liability can be reasonably estimated. As a result, the Company did not record a loss contingency related to any of these legal proceedings. Particularly with respect to the litigation related to a license agreement, the Company is presently unable to predict the outcome of such lawsuit or to reasonably estimate the possible loss, or range of potential losses, if any, related to such lawsuit. While it is not possible to determine the outcome of the matters described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, the Company believes that the resolution of all such matters could have a material adverse effect on its financial condition or results of operations and cash flows.

13. Restructuring

The Company announced its intention to commence a series of workforce reductions, independent of the divestiture of the Company’s infectious disease business (the Workforce Reductions), to improve efficiencies and better align its costs and structure. As a result of the Workforce Reductions and the infectious disease business divestiture, the Company plans to reduce its personnel to less than 60 employees. Upon signing release agreements, affected employees will receive the Company’s severance package, including reduction payments and fully paid health care coverage and outplacement services for six months to a year.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The impacted employees are eligible to receive severance payments in specified amounts, health benefits and outplacement services. For the three months ended June 30, 2018, the Company recorded $0.3 million, $3.3 million and $2.5 million in cost of revenue, research and development and selling, general and administrative expenses, respectively, in the accompanying condensed consolidated statement of operations based on responsibilities of the impacted employees.

For the six months ended June 30, 2018, the Company recorded $0.8 million, $4.1 million and $8.4 million in cost of revenue, research and development and selling, general and administrative expenses, respectively, in the accompanying condensed consolidated statement of operations based on responsibilities of the impacted employees.

The following table sets forth details regarding the activities described above during the six months ended June 30, 2018:

	Balance as of January 1, 2018	Expenses, Net	Cash	Noncash	Balance as of June 30, 2018
	(in thousands)
2018 Restructuring Plan:	$—	$13,304	$(9,249)	$(1,956)	$2,099

On June 1, 2017, the Company voluntarily discontinued and withdrew Ionsys from the market in the United States and ceased related commercialization activities, effective June 19, 2017, with the New Drug Application for Ionsys remaining open. Concurrent with this market withdrawal, the Company commenced implementation of a workforce reduction, which resulted in the reduction of 57 employees, representing approximately 15% of the Company’s workforce. The Company recorded a pre-tax charge of approximately $276.9 million associated with the discontinuation and market withdrawal of Ionsys in the United States market, of which $268.1 million was a non-cash impairment charge (including a write-off of inventory), $5.8 million relates to cash severance and $3.0 million relates to other exit costs.

14. Related Party Transactions

Arrangements Involving the Company’s Executive Officers

In January 2018, Christopher Cox, the Company’s executive vice president and chief corporate development officer, rejoined the law firm Cadwalader, Wickersham & Taft LLP (Cadwalader) as a partner. Mr. Cox remains employed with the Company and continues to lead certain company functions and initiatives, including corporate strategy, business development and investor relations. Stephen Rodin, the Company’s executive vice president, general counsel and secretary, has been, and will continue to be, responsible for the retention and management of outside counsel. Since 2015, the Company has retained Cadwalader as corporate and transactional legal counsel. The Company and Cadwalader have agreed on certain procedures to address potential conflicts that may arise out of Mr. Cox’s dual roles.

15. Discontinued Operations

Sale of Infectious Disease Business

On January 5, 2018, the Company completed the sale of its infectious disease business, consisting of the products Vabomere, Orbactiv and Minocin IV and line extensions thereof, and substantially all of the assets related thereto, other than certain pre-clinical assets, to Melinta. At the completion of the sale, the Company received approximately $166.4 million and 3,313,702 shares of Melinta common stock having a market value, based on Melinta's closing share price on January 5, 2018, of approximately $54.5 million. The Company’s common stock investment in Melinta was recorded as a short-term investment with a readily determinable fair value at June 30, 2018 of $21.0 million on the accompanying condensed consolidated balance sheet. See Note 6 “Cash, Cash Equivalents and Investments” for further details.

In addition, the Company is entitled to receive a cash payment payable 12 months following the closing of the transaction equal to $25.0 million and a cash payment payable 18 months following the closing of the transaction equal to $25.0 million. On January 5, 2018 the fair value of such payments was approximately $45.9 million, of which $23.3 million was recorded in prepaid expenses and other current assets and $22.6 million was recorded in other assets on the accompanying condensed consolidated balance sheet. Such fair value was estimated using a discounted cash flow model and was classified as a Level 3 fair value measurement due to the use of significant unobservable inputs. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. The excess of the cash payments payable to the Company over the initial fair value is amortized to interest income over the 12 and 18 month periods using the effective interest rate method. As of June 30, 2018, the carrying amounts of these assets of $24.1 million and $24.2 million, respectively, approximate their fair value due to the short term nature of the payments.

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

Financial results of the infectious disease business are presented as “Income (loss) from discontinued operations, net of tax” on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017. Assets and liabilities of the infectious disease business to be disposed of are presented as “Current assets held for sale,” and “Current liabilities held for sale,” on the accompanying condensed consolidated balance sheet as of December 31, 2017.

The following table presents key financial results of the infectious disease business included in “Income (loss) from discontinued operations, net of tax” for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net product revenues	$(81)	$7,881	$(107)	$14,632
Operating expenses:
Cost of revenue	(17)	3,792	197	7,367
Research and development	98	9,822	510	21,805
Selling, general and administrative	(19)	21,242	3,077	43,967
Total operating expenses	62	34,856	3,784	73,139
Loss from operations	(143)	(26,975)	(3,891)	(58,507)
Gain from sale of business	—	—	168,955	—
Other income (expense), net	484	(248)	410	(368)
Income (loss) from discontinued operations before income taxes	341	(27,223)	165,474	(58,875)
Provision for (benefit from) income taxes	85	(20)	51,233	2
Income (loss) from discontinued operations, net of tax	$256	$(27,203)	$114,241	$(58,877)
Cumulative translation adjustment (CTA) gains or losses of foreign subsidiaries related to divested businesses are reclassified into income once the liquidation of the respective foreign subsidiaries is substantially complete. At the completion of the sale of the infectious disease business, the Company reclassified $1.2 million of CTA gains from accumulated comprehensive loss to the Company’s results of discontinued operations. This amount was included in gain from sale of business for the six months ended June 30, 2018.
Disposition related costs during the six months ended June 30, 2018 of approximately $11.9 million for advisory, legal and regulatory fees incurred in connection with the sale of the infectious disease business were recorded in the gain from the sale of the business.
The following table presents the major classes of assets and liabilities at December 31, 2017 related to the infectious disease business which were reclassified as held for sale:

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

December 31,
2017
(In thousands)
Assets:
Accounts receivable, net	$9,595
Inventory	41,412
Other receivables	2,740
Intangibles, net	282,398
Goodwill	55,057
Total assets held for sale	$391,202

Liabilities:
Accounts payable	$1,127
Accrued expenses	22,945
Contingent purchase price	35,785
Deferred revenue	723
Total liabilities held for sale	$60,580
Depreciation and amortization was ceased upon determination that the held for sale criteria were met in the fourth quarter of 2017. The significant cash flow items from discontinued operations for the six months ended June 30, 2018 and 2017 were as follows:

	Six months ended June 30,
	2018	2017
	(In thousands)
Amortization from discontinued operations	$—	$3,966
Changes in contingent purchase price	—	7,416
Gain on sale of business	(168,955)	—
Reserve for excess or obsolete inventory	—	(435)
Proceeds from sale of business	166,383	—
Payments on contingent purchase price	—	(22,002)

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

Our revenues to date have been generated primarily from sales of Angiomax in the United States. In the three and six months ended June 30, 2018, we had net revenues of approximately $1.7 million and $9.4 million, respectively, primarily related to the authorized generic sales of Angiomax (bivalirudin) to Sandoz. During this period, net revenues from Angiomax decreased by $9.0 million and $18.6 million from three and six months ended June 30, 2017, respectively. Due to competition from generic versions of Angiomax following the loss of market exclusivity in the United States in July 2015 and in Europe in August 2015, Angiomax is no longer a significant portion of our business. Based on our current business, we expect to incur net losses for the foreseeable future.

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

Board of Directors Developments

Following the recent board of directors reconstitution at our annual shareholder meeting, Alexander J. Denner, Ph.D. was appointed chairman of the board of directors.  In addition, our board has added Geno J. Germano and Paris Panayiotopoulos to a newly created committee that will work closely with management in advancing the strategy for inclisiran.

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

Commencing in December 2017 and continuing through 2018, we are implementing a series of workforce reductions to focus on inclisiran, improve efficiencies and better align costs and structure. All employees who will be impacted by these reductions have been informed as to their respective timing of departure. Through August 1, 2018, 121 employees have been terminated and 137 employees were transferred as part of the sale of the infectious disease business unit to Melinta. An additional 10 employees will be terminated through the remainder of the year. These workforce reductions are expected to reduce headcount costs included in operating expenses by approximately $74.0 million on an annualized basis.

Agreements with Biomedical Advanced Research and Development Authority (BARDA)

2016 BARDA OTA Agreement. In September 2016, we entered into an agreement with the Biomedical Advanced Research and Development Authority, or BARDA, of the U.S. Department of Health and Human Services, or HHS. This agreement, which we refer to as the BARDA OTA agreement, was established under HHS’s Other Transaction Authority, known as OTA. Under the BARDA OTA agreement, we have the potential to receive up to $132.0 million in funding to support the development of early and late stage antibacterial candidates. The BARDA OTA agreement is a cost-sharing arrangement that consists of an initial base period and four option periods that BARDA may exercise in its sole discretion pursuant to the agreement. The BARDA OTA agreement provides for an initial commitment by BARDA of $32.0 million for the base period, and up to an additional $100.0 million if the remaining four options are exercised by BARDA. As of June 30, 2018, BARDA has committed $32.0 million for the base period and no additional options have been exercised. As of June 30, 2018, approximately $29.1 million of funds obligated during the exercised option periods remain available for reimbursement under the BARDA OTA agreement. Under this cost-sharing arrangement, we will be responsible for a portion of the costs associated with each period of work. If all option periods are exercised by BARDA, the estimated period of performance is expected to end in 2021, unless extended by the parties. Either party is entitled to terminate the agreement for convenience, in whole or in part upon 90 days written notice, and BARDA’s future period obligations are subject to Congressionally approved annual appropriations. We expect to use the total award under the BARDA OTA agreement to support non-clinical development activities, non-clinical toxicology, clinical studies, manufacturing, program management, and associated regulatory activities designed to advance a portfolio of potential new antibiotic drug candidates targeting drug resistant bacteria. Under our purchase and sale agreement with Melinta, we are reasonably cooperating with Melinta to attempt to provide it access to potential BARDA funding under the BARDA OTA agreement with respect to the provisions of the BARDA OTA that are related to Vabomere.

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
For any conversions of the 2023 notes prior to the close of business on the 52nd scheduled trading day immediately preceding the stated maturity date of the 2023 notes, including without limitation upon an acquisition of us or similar business combination, a corresponding portion of the capped calls will be terminated. Upon such termination, the portion of the capped calls being terminated will be settled at fair value (subject to certain limitations), as determined by the counterparties to the capped calls and no payments will be due from us to such counterparties. The capped calls expire on the earlier of (i) the last day on which any “Convertible Securities remain outstanding and (ii) the second “Scheduled Trading Day” (as defined in the indenture) immediately preceding the “Maturity Date” (as defined in the indenture).
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

Results of Operations

Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017

Net Revenues:

Net revenues decreased 84.7% to $1.7 million for the three months ended June 30, 2018 as compared to $10.9 million for the three months ended June 30, 2017. Net revenues decreased 66.7% to $9.4 million for the six months ended June 30, 2018 as compared to $28.3 million for the six months ended June 30, 2017.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change $	Change %	2018	2017	Change $	Change %
	(in thousands)				(in thousands)
Net revenues	$1,667	$10,861	$(9,194)	(84.7)%	$9,438	$28,326	$(18,888)	(66.7)%

The following table reflects the components of net revenues for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change $	Change %	2018	2017	Change $	Change %
	(in thousands)				(in thousands)
Angiomax	$1,667	$10,703	$(9,036)	(84.4)%	$9,360	$27,958	$(18,598)	(66.5)%
Other products	—	158	(158)	(100.0)%	78	368	(290)	(78.8)%
Net revenues	$1,667	$10,861	$(9,194)	(84.7)%	$9,438	$28,326	$(18,888)	(66.7)%

Angiomax. Net revenues from sales of Angiomax decreased by $9.0 million, or 84.4%, to $1.7 million in the three months ended June 30, 2018 compared to $10.7 million in the three months ended June 30, 2017. Net revenues from sales of Angiomax decreased by $18.6 million, or 66.5%, to $9.4 million in the six months ended June 30, 2018 compared to $28.0 million in the six months ended June 30, 2017. The decrease in the three and six months ended June 30, 2018 was attributed to reductions in volume and price due to an increase in the number of generic versions of bivalirudin in the United States.

Other Products. Net revenues from sales of Ionsys decreased by approximately $0.2 million, or 100.0%, and $0.3 million, or 78.8%, respectively, for the three and six months ended June 30, 2018 as a result of the discontinuation and market withdrawal that commenced in June 2017.

Cost of Revenues:

Cost of revenues for the three months ended June 30, 2018 was $2.9 million, or 175.8% of net revenues, compared to $12.5 million, or 115.0% of net revenues, in the three months ended June 30, 2017. Cost of revenues for the six months ended June 30, 2018 was $5.7 million, or 60.1% of net revenues, compared to $22.5 million, or 79.3% of net revenues, in the six months ended June 30, 2017.

Cost of revenues during these periods consisted of:

•	expenses in connection with the manufacture of our products sold, including expenses related to excess inventory offset by the positive impact of sales of previously reserved units;

•	logistics costs related to Angiomax and Ionsys, including distribution, storage, and handling costs;

•	royalty expenses under our agreement with Biogen Idec and Health Research Inc. related to Angiomax;

•	expenses associated with severance and other exist costs; and

•
for the three and six months ended June 30, 2017, amortization of the costs of selling rights agreements, product licenses, developed product rights and other identifiable intangible assets, which result from product and business acquisitions.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	% of Total	2017	% of Total	2018	% of Total	2017	% of Total
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Manufacturing/Logistics	$2,924	99.8%	$9,606	76.9%	$5,530	97.6%	$15,125	67.3%
Royalties	7	0.2%	120	1.0%	138	2.4%	504	2.2%
Impairment of inventory and amortization of acquired product rights and intangible assets	—	—%	2,764	22.1%	—	—%	6,839	30.5%
Total cost of revenues	$2,931	100.0%	$12,490	100.0%	$5,668	100.0%	$22,468	100.0%

Cost of revenues decreased by $9.6 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease is mainly due to a $6.7 million decrease associated with manufacturing/logistics expenses and $2.8 million related to the amortization of in-process research and development, or IPR&D, and license fee. The decrease in amortization of IPR&D is attributed to expenses incurred during the three months ended June 30, 2017 associated with Ionsys. The IPR&D was impaired in the second quarter of 2017 and written off as a result of the discontinuation and market withdrawal of Ionsys. Manufacturing/logistics expenses decreased due to the reduction in Angiomax product sales.

Cost of revenues decreased by $16.8 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease is mainly due to a $9.6 million decrease associated with manufacturing/logistics expenses and $6.8 million related to the amortization of IPR&D and license fee. Manufacturing/logistics expenses decreased due to the reduction in Angiomax product sales. The decrease in amortization of IPR&D is attributed to expenses incurred during the three months ended June 30, 2017 associated with Ionsys. The IPR&D was impaired in the second quarter of 2017 and written off as a result of the discontinuation and market withdrawal of Ionsys.

Asset Impairment Charges:

For the both the three and six months ended June 30, 2017, we recognized impairment charges of $226.5 million, $26.2 million and $11.4 million to reduce the carrying amounts of the product licenses, developed product rights, and fixed assets, respectively, associated with Ionsys to their estimated fair values of zero as a result of the discontinuation and market withdrawal of Ionsys which became effective on June 19, 2017. In the second quarter of 2017, we recognized impairment charges of $65.0 million to reduce the carrying amount of the in-process research and development associated with MDCO-700 to an estimated fair value of zero as a result of management’s decision to discontinue the MDCO-700 trials.

Research and Development Expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	% of Total	2017	% of Total	2018	% of Total	2017	% of Total
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Marketed products
Ionsys	$85	0.3%	$2,393	10.3%	219	0.3%	3,669	7.4%
Angiomax	25	0.1%	9	—%	56	0.1%	47	0.1%
Other	(4)	—%	(19)	(0.1)%	(21)	—%	(180)	(0.4)%
Total marketed products	106	0.3%	2,383	10.2%	$254	0.4%	$3,536	7.1%
Research and development product candidates
Inclisiran	24,575	81.1%	15,903	68.4%	61,197	86.6%	36,415	73.3%
Other	5,613	18.5%	4,963	21.3%	9,209	13.0%	9,742	19.6%
Total research and development product candidates	30,188	99.7%	20,866	89.8%	70,406	99.6%	46,157	92.9%
Total research and development expenses	$30,294	100.0%	$23,249	100.0%	$70,660	100.0%	$49,693	100.0%

Research and development expenses increased by $7.0 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in research and development expenses during the three months ended June 30, 2018 is primarily due to costs associated with the acceleration of clinical trials for inclisiran of $8.7 million and $0.7 million due to other research and development product candidates that were not included in the sale of the infectious disease business. These increases are partially offset by decreases of $2.4 million associated with other programs discontinued or withdrawn.

Research and development expenses increased by $21.0 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in research and development expenses during the six months ended June 30, 2018 is primarily due to costs associated with the acceleration of clinical trials for inclisiran of $24.8 million. These increases are partially offset by decreases of $3.3 million associated with other programs discontinued or withdrawn and $0.5 million due to other research and development product candidates that were not included in the sale of the infectious disease business.

Selling, General and Administrative Expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change $	Change %	2018	2017	Change $	Change %
	(in thousands)				(in thousands)
Selling, marketing and promotional	$1,971	13,084	$(11,113)	(84.9)%	$5,052	$27,096	$(22,044)	(81.4)%
General corporate and administrative	19,042	15,275	3,767	24.7%	44,912	41,720	3,192	7.7%
Total selling, general and administrative expenses	$21,013	$28,359	$(7,346)	(25.9)%	$49,964	$68,816	$(18,852)	(27.4)%

Selling, general and administrative expenses decreased by $7.3 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Selling, marketing and promotional expenses decreased by $11.1 million during this period primarily due to the discontinuation and market withdrawal of Ionsys and overall shift in corporate strategy and increased focus on research and development. General corporate and administrative expenses increased by $3.8 million during the three months ended June 30, 2018. The increase is primarily due to adjustments to the fair value of contingent consideration taken in 2017 where we decreased the carrying value of the contingent purchase price to an estimated fair value of zero as a result of our announcement to discontinue the clinical development program for MDCO-700 discussed above.

Selling, general and administrative expenses decreased by $18.9 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Selling, marketing and promotional expenses decreased by $22.0 million during this period primarily due to the discontinuation and market withdrawal of Ionsys and overall shift in corporate strategy and increased focus on research and development. General corporate and administrative expenses increased by $3.2 million during the six months ended June 30, 2018. The increase is primarily due to adjustments to the fair value of contingent consideration taken in 2017 where we decreased the carrying value of the contingent purchase price to an estimated fair value of zero as a result of our announcement to discontinue the clinical development program for MDCO-700 discussed above, partially offset by workforce reduction costs as a result of the restructuring initiatives discussed above.

We expect our selling, general and administrative expenses will continue to decrease due to a decrease in headcount relative to 2017.

Co-promotion and License Income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change $	Change %	2018	2017	Change $	Change %
	(in thousands)				(in thousands)
Co-promotion and license income	$254	$757	$(503)	(66.4)%	$482	$1,514	$(1,032)	(68.2)%

Co-promotion and license income decreased by $0.5 million and $1.0 million during the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017. In the three and six months ended June 30, 2017, license income included our agreement with SymBio Pharmaceuticals Ltd., or SymBio, which was terminated in the fourth quarter of 2017. Co-promotion and license income includes license income of $0.3 million and $0.5 million for the three and six months ended June 30, 2018 and 2017, respectively, under our collaboration agreement with SciClone Pharmaceuticals related to Angiomax in China.

Loss on Short-term Investment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change $	Change %	2018	2017	Change $	Change %
	(in thousands)				(in thousands)
Loss on short-term investment	$(3,474)	$—	$(3,474)	100.0%	$(33,463)	$—	$(33,463)	100.0%

Loss on short-term investment of $3.5 million and $33.5 million during the three and six months ended June 30, 2018 related to the non-cash change in fair value associated with our common stock ownership in Melinta. In connection with the sale of our infectious disease business, we received 3,313,702 shares of Melinta common stock having a market value, based on Melinta's closing share price on January 5, 2018, of approximately $54.5 million. The loss on short-term investments was derived based on the market value of Melinta’s common stock as of June 30, 2018.

Interest Expense:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change $	Change %	2018	2017	Change $	Change %
	(in thousands)				(in thousands)
Interest expense	$12,108	$12,521	$(413)	(3.3)%	$24,185	$24,943	$(758)	(3.0)%

During the three and six months ended June 30, 2018, we recorded approximately $12.1 million and $24.2 million, respectively, in interest expense related to the 2022 notes and 2023 notes as compared to $12.5 million and $24.9 million in interest expense related to the 2017 notes, 2022 notes and 2023 notes during the three and six months ended June 30, 2017, respectively. The decrease in interest expense in the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 is due to the maturity of the 2017 notes during the second quarter of 2017.

Other Income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change $	Change %	2018	2017	Change $	Change %
	(in thousands)				(in thousands)
Other income	$1,053	$1,033	$20	1.9%	$3,422	$1,144	$2,278	199.1%

Other income, which is comprised of interest income related to guaranteed payments associated with the sale of our infectious disease business, interest income and gains and losses on foreign currency transactions, remained flat and increased by $2.3 million, respectively, during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. The increase compared to the six months ended June 30, 2017 is primarily due to the accretion related to our guaranteed payments.

Benefit from Income Taxes:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change $	Change %	2018	2017	Change $	Change %
	(in thousands)				(in thousands)
Benefit from income taxes	$12,393	$23,000	$(10,607)	(46.1)%	$31,309	$22,972	$8,337	36.3%
_______________________________________
*    Represents a change in excess of 100%

For the three months ended June 30, 2018 and 2017, we recorded a benefit for income taxes of $12.4 million and $23.0 million, respectively. Our worldwide effective income tax rates for the three months ended June 30, 2018 and 2017 was approximately 18.5% and 5.9%, respectively.

For the six months ended June 30, 2018 and 2017, we recorded a benefit for income taxes of $31.3 million and $23.0 million, respectively. Our worldwide effective income tax rates for the six months ended June 30, 2018 and 2017 was approximately 18.4% and 5.0%, respectively.

For the three and six months ended June 30, 2018, our benefit for income taxes is primarily attributable to the utilization of current period losses against a discrete provision of $51.2 million from the sale of our infectious disease business. For further details regarding the sale of the infectious disease business see Note 15, “Discontinued Operations,” in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

For the three and six months ended June 30, 2017, our benefit for income taxes is the result of our impairment of our investment in MDCO-700, which was a discrete item of $23.0 million, partially offset by a provision for state tax minimums and estimated taxes due by profitable foreign subsidiaries.

On December 22, 2017, the Tax Cuts and Jobs Act, or TCJA, was enacted which significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, repeals the corporate alternative minimum tax, or AMT, imposes additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a worldwide system of taxation to a territorial system. As a result of this legislation, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the TCJA and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balances was $126.5 million which was offset fully by the provisional amount recorded related to the reversal of previously established valuation allowances against these deferred tax balances. The TCJA also permits any remaining AMT tax attribute carryforwards to be used to offset future taxable income and/or be refundable over the next several years. As a result, we recognized a provisional benefit of $4.9 million during the year ended December 31, 2017 related to the reversal of a previously established valuation allowance against our AMT tax attribute carryforwards and the related refundable amount has been classified in other assets in the accompanying consolidated balance sheet. During the six months ended June 30, 2018, we reduced our estimate of AMT credits to be realized by $0.3 million to reflect the impact of sequestration as required by the Balanced Budget and Emergency Deficit Control Act of 1985, as amended. In addition, based on our preliminary analysis, we do not believe that we have offshore earnings that would be subject to the mandatory transition tax.

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

Income (Loss) from Discontinued Operations, Net Of Tax:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change $	Change %	2018	2017	Change $	Change %
	(in thousands)				(in thousands)
Income (loss) from discontinued operations, net of tax	$256	$(27,203)	$27,459	100.9%	$114,241	$(58,877)	$173,118	294.0%

Income from discontinued operations for the six months ended June 30, 2018 is attributed to the gain on the sale of our infectious disease business. For details on discontinued operations, see Note 15, “Discontinued Operations,” in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations principally through revenues from sales of Angiomax and our other products and the sale of common stock, convertible promissory notes and warrants. Revenue from sales of Angiomax has decreased substantially to $9.4 million for the six months ended June 30, 2018 due to generic competition. We had $162.5 million and $21.0 million in cash and cash equivalents and short term investments, respectively, as of June 30, 2018.

Cash Flows

As of June 30, 2018, we had $168.0 million in cash, cash equivalents and restricted cash as compared to $156.9 million as of December 31, 2017. The increase in cash, cash equivalents and restricted cash in the six months ended June 30, 2018 was due primarily to $166.4 million and $11.4 million of net cash provided by investing activities and financing activities, respectively, partially offset by $165.3 million of net cash used in operating activities.

Net cash used in operating activities was $165.3 million and $175.4 million for the six months ended June 30, 2018 and 2017, respectively. The cash used in operating activities during the six months ended June 30, 2018 is primarily due to decreases in non-cash items of $112.0 million, changes in working capital items of $28.3 million and a net loss of $25.0 million. Non-cash items primarily consist of gain on sale of business, loss on short-term investments, amortization of debt discount, stock compensation expense, depreciation and amortization and changes in contingent consideration obligations.

Net cash provided by investing activities was $166.4 million in the six months ended June 30, 2018, which was due to proceeds from the sale of the infectious disease business of $166.4 million. Net cash used in investing activities was $136.0 million in the six months ended June 30, 2017, which was due to the purchase of available for sale securities and fixed assets.

Net cash provided by financing activities was $11.4 million in the six months ended June 30, 2018, which was primarily due to $11.9 million of proceeds from issuance of common stock and purchases of stock under our employee stock purchase plan, partially offset by $0.5 million in payments of contingent purchase price. Net cash used in financing activities was $28.9 million in the six months ended June 30, 2017, which was primarily due to $55.0 million for the repayment of the 2017 notes and $9.6 million in payments of contingent purchase price, partially offset by $35.9 million of proceeds from issuance of common stock and purchases of stock under our employee stock purchase plan.

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

As of August 1, 2018, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•$150.0 million for the license and collaboration agreement with Alnylam; and

•	$68.4 million relating to our research and development infectious disease portfolio acquired in our Rempex acquisition (and which was not divested in the Melinta transactions).

As of August 1, 2018, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $218.3 million. Of this amount, approximately $48.3 million relates to development milestones, $70.0 million relates to regulatory approval milestones and $100.0 million relates to commercial milestones. These amounts do not include milestone payments of up to $175.8 million related to the Ionsys product, which was discontinued and withdrawn in the U.S. in June 2017 and which has also been discontinued in Europe, and the MDCO-700 development program, which we discontinued in August 2017.

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

We continually evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, alternative sources and uses of capital, debt service requirements, the cost of debt and equity capital and estimated future operating cash flow. We may raise additional capital; sell interests in subsidiaries or other assets; restructure or refinance outstanding debt; repurchase material amounts of outstanding debt or equity; or take a combination of such steps or other steps to increase or manage our liquidity and capital resources. Any such actions or steps could have a material effect on us.

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

We believe that our existing cash and cash equivalents on hand together with the future guaranteed payments received from Melinta due to the sale of the infectious disease business, will be sufficient to meet our anticipated funding requirements for the next twelve months. If Melinta defaults on its cash payment obligations to us, we do not anticipate having sufficient cash, cash equivalents and short-term investments, together with expected cash flow from product sales, to satisfy our anticipated operating and other funding requirements for the next twelve months from August 2, 2018.

With respect to both our short-term and long-term cash requirements, if our existing cash resources, together with cash that we generate from other sources, are insufficient to satisfy our product launch, research and development and other funding requirements, including obligations under our convertible notes, we will need to sell additional equity or debt securities, engage in asset sales, engage in other strategic transactions, or seek additional financing through other arrangements, any of which could be material. Any sale of additional equity or convertible debt securities may result in dilution to our stockholders. Public or private financing may not be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, products in development or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. Moreover, our ability to obtain additional debt financing may be limited by the 2022 notes and the 2023 notes, market conditions or otherwise. If we are unable to obtain additional financing or otherwise increase our cash resources, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could adversely affect our business, financial condition and operating results.

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

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to royalties, milestone payments, option exercise and other contingent payments due under our license and acquisition agreements, purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations and increases to our restricted cash in connection with our lease of our principal office space in Parsippany, New Jersey as of June 30, 2018.

During the quarter ended June 30, 2018 there were no other material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our significant accounting policies are more fully described in Note 2, “Significant Accounting Policies,” of our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Note 2 of our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We believe that our estimates relating to revenue recognition, inventory, share-based compensation, income taxes, in-process research and development, contingent purchase price from business combinations and impairment of long-lived assets and goodwill described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 are “critical accounting estimates.” Please refer to Note 2, “Significant Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for a discussion on changes to certain accounting policies during the six months ended June 30, 2018.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash and cash equivalents. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At June 30, 2018, we held $162.5 million in cash and cash equivalents, which had an average interest rate of approximately 0.82%. A 10% change in such average interest rate would have had an approximate $0.1 million impact on our annual interest income. At June 30, 2018, all cash and cash equivalents were due on demand and 91.6% was held in the United States.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of June 30, 2018, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $0.1 million impact on our other income and cash.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

From time to time we are party to legal proceedings in the course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

‘727 Patent and ‘343 Patent Litigations

Hospira, Inc.

In July 2010, we were notified that Hospira, Inc., or Hospira, had submitted two ANDAs seeking permission to market its generic version of Angiomax prior to the expiration of U.S. Patent No. 7,582,727, or the ‘727 patent, and U.S. Patent No. 7,598,343, or the ‘343 patent. On August 19, 2010, we filed suit against Hospira in the U.S. District Court for the District of Delaware for infringement of the ‘727 patent and ‘343 patent. On August 25, 2010, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. Hospira’s answer denied infringement of the ‘727 patent and ‘343 patent and raised counterclaims of non-infringement and invalidity of the ‘727 patent and ‘343 patent. On September 24, 2010, we filed a reply denying the counterclaims raised by Hospira. The Hospira action was consolidated for discovery purposes with the then pending and now settled cases against Teva and APP. The case was reassigned back to the U.S. District Court for the District of Delaware. A Markman hearing was held on December 5, 2012. On July 12, 2013, the district court issued its Markman decision as to the claim construction of the ‘727 patent and the ‘343 patent. The district court’s decision varied from the other Markman decisions that we have received in our other patent infringement litigations. On July 22, 2013, we filed a motion for reconsideration of the district court’s claim construction ruling on the grounds that the district court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product-by-process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented. On August 22, 2013, the district court denied the motion for reconsideration. A three day bench trial was held in September 2013 and a post-trial briefing was completed in December 2013. On March 31, 2014, the district court issued its trial opinion. With respect to patent validity, the district court held that the ‘727 and ‘343 patents were valid on all grounds. Specifically, the district court found that Hospira had failed to prove that the patents were either anticipated and/or obvious. The district court further held that the patents satisfied the written description requirement, were enabled and were not indefinite. With respect to infringement, based on its July 2013 Markman decision, the district court found that Hospira’s ANDAs did not meet the “efficient mixing” claim limitation and thus did not infringe the asserted claims of the ‘727 and ‘343 patents. The district court found that the other claim limitations in dispute were present in Hospira’s ANDA products. The district court entered a final judgment on April 15, 2014. On May 9, 2014, we filed a notice of appeal to the Federal Circuit Court. On May 23, 2014, Hospira filed a notice of cross-appeal. We filed our opening appeal brief on August 13, 2014. Hospira filed its opening appeal brief on September 26, 2014 asserting that the claim constructions and non-infringement findings were correct. Hospira also sought to overturn the finding of patent validity. Briefing was completed in December 2014. An oral argument before the Federal Circuit Court was held on March 6, 2015. On July 2, 2015, the Federal Circuit Court issued an opinion finding the asserted claims of the ‘727 patent and ‘343 patent invalid under the Section 102(b) “on sale” bar. The decision was based on a finding that third-party manufacturer, Ben Venue Laboratories, “sold” manufacturing services for three validation batches to us before a critical date. On July 15, 2015, Hospira received final approval for its ANDAs. On July 31, 2015, we filed with the Federal Circuit Court a combined petition for panel rehearing and rehearing en banc. On August 24, 2015, the Federal Circuit Court invited Hospira to respond to the petition. On September 8, 2015, Hospira filed a response. On November 13, 2015, the Federal Circuit Court granted our petition for rehearing en banc and vacated its earlier July 2, 2015 decision. The Federal Circuit Court set a briefing schedule, specified specific questions to be answered, invited the DOJ to file a brief expressing the views of the United States and also invited any other amicii curiae to file briefs on the en banc issues raised. Hospira filed its opening brief on January 11, 2016. We filed our response on February 24, 2016 and Hospira filed its reply brief on March 10, 2016. Nine amicus briefs were filed: Department of Justice, American Intellectual Property Law Association, Intellectual Property Owners Association, a Texas law firm, Miller Patti Pershern PLLC, Pharmaceutical Research and Manufacturers of America, Biotechnology Innovation Organization, Gilead Sciences, Inc., an individual, Roberta J. Morris, Esq., and Houston Intellectual Property Law Association. The Federal Circuit Court sitting en banc heard oral argument from the parties and the government on May 5, 2016. On July 11, 2016, in an unanimous decision, the en banc Federal Circuit Court affirmed the district court holding that our transaction with Ben Venue Laboratories did not constitute an invalidating sale under the “on sale” bar. The remaining issues on appeal that were not decided by the original panel were remanded back to the same panel for consideration. In a subsequent order of July 18, 2016, the parties were directed to file new appeal briefs taking into account the en banc decision. The parties submitted revised briefs and this briefing was completed in October 2016. The Federal Circuit Court heard oral argument on December 6, 2016. On February 6, 2018, the Federal Circuit Court issued a decision affirming the district court’s finding of noninfringement of the ‘727 patent and ‘343 patent and remanding the case back to the district court to determine whether there was an offer for sale of the invention under Section 102(b). Following the mandate issuing from the Federal Circuit Court, Hospira requested the case be stayed. The request for a stay was granted on April 26, 2018. The parties submitted a joint status report by May 8, 2018. On May 17, 2018, Hospira filed an unopposed motion to dismiss all of its remaining claims in the case and on May 21, 2018, the Court granted Hospira’s motion to dismiss its claims.

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

Dr. Reddy’s Laboratories, Inc.

In March 2011, we were notified that Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On April 28, 2011, we filed suit against Dr. Reddy’s Laboratories, Ltd., Dr. Reddy’s Laboratories, Inc. and Gland Pharma, Inc., which we refer to collectively as Dr. Reddy’s, in the U.S. District Court for the District of New Jersey for infringement of the ‘727 patent and ‘343 patent. Dr. Reddy’s answer denied infringement of the ‘727 patent and ‘343 patent and raised counterclaims of non-infringement and invalidity of the ‘727 patent and ‘343 patent. On May 11, 2012, Dr. Reddy’s filed a motion for summary judgment. On October 2, 2012, the district court held oral argument on Dr. Reddy’s summary judgment motion and conducted a Markman hearing. On October 15, 2012, the district court denied Dr. Reddy’s summary judgment motion. A Markman decision was issued by the district court on January 2, 2013. On January 25, 2013, Dr. Reddy’s filed a second summary judgment motion this time for non-infringement. At the direction of the district court, on May 13, 2013, the motion was withdrawn by Dr. Reddy’s. We have pending motions seeking further fact discovery of Dr. Reddy’s. The parties have yet to enter the expert phase of the case. On May 12, 2015 the district court issued a Stipulation and Order staying the case as Dr. Reddy's had yet to respond to an FDA Complete Response Letter dated December 7, 2012. In June 2016, Dr. Reddy’s responded to the FDA’s Complete Response Letter. As a result, following a joint submission by the parties, the district court on July 22, 2016 ordered the stay vacated and reopened discovery of Dr. Reddy’s ANDA. Following the decision by the Federal Circuit in the above Mylan appeal, the district court set a schedule for the exchange of expert reports and additional fact discovery. Following settlement discussions, the case was settled and a final judgment finding the ‘727 and ‘343 patents valid, enforceable and infringed by Dr. Reddy’s ANDA product was entered by the district court in December 2017. In connection with the Dr. Reddy’s settlement, we entered into a license agreement with Dr. Reddy’s under which Dr. Reddy’s agreed to pay us a one-time license fee and we granted Dr. Reddy’s a non-exclusive license under the ‘727 patent and ‘343 patent to sell a generic bivalirudin for injection product under Dr. Reddy’s ANDA in the United States. The settlement documents were submitted to the U.S. Federal Trade Commission, or the FTC, and the U.S. Department of Justice, or the DOJ, in December 2017.

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

Exela Pharma Sciences, LLC

In March 2014, we were notified that Exela Pharma Sciences, LLC, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On April 25, 2014, we filed suit against Exela Pharma Sciences, LLC, Exela PharmSci, Inc. and Exela Holdings, Inc., which we collectively refer to as Exela, in the U.S. District Court for the Western District of North Carolina for infringement of the ‘727 and ‘343 patents. Exela filed its answer on June 3, 2014 and raised counterclaims of non-infringement, invalidity and unenforceability due to inequitable conduct. We filed a reply on July 11, 2014. The parties have conducted a Rule 26 conference. The district court has set a pretrial schedule through a June 2015 Markman hearing. On November 4, 2014, Exela filed a motion for judgment on the pleadings based on noninfringement. The motion was fully briefed on December 23, 2014. Claim construction discovery was under way. Following the July 2, 2015 Hospira decision, the parties requested and the court entered an order staying the case until the Federal Circuit Court issues a mandate in the Hospira appeal. On January 29, 2016, even though no mandate from the Hospira appeal has issued, Exela filed a motion to lift the stay and resume claim construction proceedings and other pretrial matters. On February 29, 2016, the district court denied Exela’s motion to lift the stay on the case. Following the Hospira en banc decision in July 2016, we moved to lift the stay. Exela opposed the motion but indicated it would agree to lift the stay under certain conditions. In a September 29, 2016 order, the magistrate judge ruled the case should remain stayed. On September 1, 2017, the case was reassigned to another judge, also of the Western District of North Carolina. Following settlement discussions, the case was settled. On March 26, 2018, the district court entered as an order the parties’ stipulation of dismissal of all claims, counterclaims and defenses with prejudice.

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

Akorn, Inc.

In October 2016, we were notified that Akorn, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On November 15, 2016, we filed suit against Akorn in the U.S. District Court for the District of New Jersey for infringement of the ‘727 and ‘343 patents. The case has been assigned to the same judge and magistrate judge as the Dr. Reddy’s, Sun, Apotex and Aurobindo actions. Akorn filed its answer on December 27, 2016 and raised counterclaims of non-infringement and invalidity. A scheduling conference before the magistrate judge was scheduled for February 14, 2017. The parties jointly requested the case be stayed pending the Federal Circuit Court appeals involving the ‘727 and ‘343 patents. On January 10, 2017, the district court ordered the case stayed. Following settlement discussions, the case was settled. On May 10, 2018, the district court entered as an order the parties’ stipulation of dismissal of all claims, counterclaims and defenses with prejudice.

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

On June 29, 2018, Silence withdrew the proceedings it issued against The Medicines Company seeking a determination that it is entitled to SPCs based on the ‘847 patent and the prospective European regulatory approvals for inclisiran. In the remaining revocation and infringement proceedings based on the ‘847 patent, on July 2, 2018, Silence filed an application for an order for permission to amend the ‘847 patent.
In parallel to the above High Court proceedings, on December 14, 2017 we also commenced opposition proceedings at the European Patent Office, or EPO, seeking revocation of the ‘847 patent. Alnylam and Sanofi have also each commenced opposition proceedings for the revocation of the ‘847 patent at the EPO.

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

Due to the introduction of generic competition against Angiomax and the divestiture of certain of our non-core products, our revenues generated from product sales have declined significantly since 2014. Revenues have declined significantly to $9.4 million for the six months ended June 30, 2018 as generic competition for Angiomax has increased. We have incurred net losses and negative cash flows from operations since 2014 and had an accumulated deficit of $1.3 billion as of June 30, 2018. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to develop, seek regulatory approval for and commercially launch inclisiran. We believe our existing cash and cash equivalents of approximately $162.5 million as of June 30, 2018, together with $25 million payments due from Melinta on each of January 5, 2019 and July 5, 2019, will be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from August 2, 2018 (the date of filing this Form 10-Q). If Melinta defaults on its cash payment obligations to us, we do not anticipate having sufficient cash, cash equivalents and short-term investments, together with expected cash flow from product sales, to satisfy our anticipated operating and other funding requirements for the next twelve months from August 2, 2018.

Because we expect to continue to incur negative cash flows from operations, we will need to raise additional funds through other sources of liquidity from the Melinta transaction and from asset sales, engage in other strategic transactions, sell additional equity or debt securities, or seek additional financing through other arrangements in order to meet our anticipated operating and funding requirements prior to the filing of an NDA for inclisiran. There can be no assurances that asset sales or public or private financings may be available in amounts or on terms acceptable to us, if at all. Our ability to obtain additional debt financing may be limited by market conditions. If we are unable to consummate asset sales, obtain additional financing or otherwise increase our cash resources, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development or commercialization activities.

We have a history of net losses and may not achieve profitability in future periods.

We have incurred net losses in many years and on a cumulative basis since our inception, and we expect to continue to incur net losses. As of June 30, 2018, we had an accumulated deficit of approximately $1.3 billion. In those periods in which we were able to achieve profitability, our profitability was based on revenue from sales of Angiomax, and a substantial majority of our historic revenue has been generated from sales of Angiomax in the United States. However, generic competition for Angiomax commenced in the United States in July 2015 and we lost market exclusivity for Angiomax in Europe in August 2015. Revenues have declined significantly to $9.4 million for the six months ended June 30, 2018 as generic competition for Angiomax has increased.

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

We review our inventory, including inventory purchase commitments, and provide reserves, as appropriate, against the carrying amount of inventory. As of June 30, 2018, our inventory of Angiomax was $3.7 million and there are no inventory-related purchase commitments for Angiomax bulk drug substance. If sales of Angiomax decline more than our current expectations, we could be required to make an additional allowance for excess or obsolete inventory, increase our accrual for product returns or increase our deferred tax valuation allowance, or we could incur other costs related to operating our business, each of which could negatively impact our results of operations and our financial condition.

We may need to raise additional capital. If we are unable to obtain such capital on favorable terms or at all, we may not be able to execute on our business plans and our business, financial condition and results of operations may be adversely affected.

On November 3, 2015, we announced that our current intention was to explore strategies for optimizing our capital structure and liquidity position. At June 30, 2018, we had approximately $162.5 million in cash and cash equivalents. We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products in development. We also will require cash to pay interest on the $400.0 million aggregate principal amount of the 2022 notes and the $402.5 million aggregate principal amount of the 2023 notes, and to make principal payments on the 2022 notes and 2023 notes at maturity or upon conversion (other than the 2023 notes upon conversion, in which case we will have the option to settle entirely in shares of our common stock). In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party.
As of August 1, 2018, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$150.0 million for the license and collaboration agreement with Alnylam; and

•	$68.4 million relating to our research and development infectious disease portfolio acquired in our Rempex acquisition (and which was not divested in the Melinta transaction).
As of August 1, 2018, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $218.3 million. Of this amount, approximately $48.3 million relates to development milestones, $70.0 million relates to regulatory approval milestones and $100.0 million relates to commercial milestones. These amounts do not include milestone payments of up to $175.8 million related to Ionsys, which was discontinued and withdrawn from the market in the United States in June 2017 and has also been discontinued in Europe, and the MDCO-700 development program, which we discontinued in August 2017.
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
We continually evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, alternative sources and uses of capital, debt service requirements, the cost of debt and equity capital and estimated future operating cash flow. We may raise additional capital; enter into licenses or collaborations with third parties to develop and commercialize inclisiran; sell assets; restructure or refinance outstanding debt; repurchase material amounts of outstanding debt or equity; or take a combination of such steps or other steps to increase or manage our liquidity and capital resources. Any such actions or steps could have a material effect on us.

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

With respect to both our short-term and long-term cash requirements, if our existing cash resources, together with cash that we generate from sales of our products and other sources, are insufficient to satisfy our research and development, clinical trial, product commercialization and other funding requirements, including obligations under our convertible notes, we will need to sell additional equity or debt securities, engage in asset sales, engage in other strategic transactions, or seek additional financing through other arrangements, any of which could be material. Any sale of additional equity or convertible debt securities may result in dilution to our stockholders. Public or private financing may not be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, products in development or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. Moreover, our ability to obtain additional debt financing may be limited by the 2022 notes and the 2023 notes, market conditions or otherwise. If we are unable to obtain additional financing or otherwise increase our cash resources, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could adversely affect our business, financial condition and operating results.

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

In the event the conditional conversion feature of the 2022 notes or the 2023 notes is triggered, holders of such notes will be entitled to convert the notes at any time during specified periods at their option, which are set forth in the applicable indenture. If one or more holders elect to convert their 2022 notes, we would be required, with respect to each $1,000 principal amount of 2022 notes, to make cash payments equal to the lesser of $1,000 and the sum of the daily conversion values, which could adversely affect our liquidity. If the holders of all of the 2022 notes were able to exercise their conversion option, we would not have sufficient cash to satisfy our payment obligations with respect to all of the 2022 notes and meet our anticipated funding requirements for a year from August 2, 2018. With respect to the 2023 notes, we have the option to settle conversions entirely in cash, in common stock or a combination thereof. In addition, even if holders do not elect to convert their notes, we are required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long‑term liability, which results in a material reduction of our net working capital.

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

With respect to the portfolio of patents licensed from Alnylam, it is possible that one or more companies hold patent rights that could be asserted against us or patent rights to which we may need a license. If a court rules that we need such patent rights that have been asserted against us and/or we are not able to obtain a license on reasonable terms, we may be forced to pay excessive license fees or may be unable to market inclisiran, which in either case could have a material adverse effect on our business. For example, in October 2017 Silence served a claim in the High Court of Justice, Chancery Division, Patents Court in the United Kingdom, naming The Medicines Company UK Ltd., our wholly owned subsidiary, Alnylam and Alnylam UK Limited, as co-defendants. In Silence’s claim, it seeks a determination that it is entitled to supplementary protection certificates, or SPCs, based on its European Patent No. 2,258,847, or the ‘847 patent, and the prospective European regulatory approvals for inclisiran and for certain of Alnylam’s product candidates. This is based on Silence’s assertion that inclisiran and the cited Alnylam product candidates fall within the scope of the ‘847 patent. An SPC is an intellectual property right that could extend the life of the Silence patent in relation to a specified product for a period of up to five additional years bringing the expiration date up to 2028. In addition, Silence is seeking costs, interest and other unspecified relief. On October 31, 2017, we acknowledged service of the claim served by Silence and on November 30, 2017, submitted substantive defenses to the claim. On October 27, 2017, we and Alnylam filed and served a claim against Silence in the High Court seeking revocation of the ‘847 patent, as well as a declaration of non-infringement by inclisiran and certain of Alnylam’s product candidates of the ‘847 patent, and costs and interest among other potential remedies. On November 14, 2017, Silence filed a defense to our claim along with counterclaims alleging infringement of the ‘847 patent by inclisiran and certain of Alnylam’s product candidates. On December 11, 2017, we filed an answer and defense to the counter claims. The High Court has listed the trial for 10 days which is to be heard in a window starting on December 3, 2018 for all claims between Silence, Alnylam and us. On June 29, 2018, Silence withdrew the proceedings it issued against us seeking a determination that it is entitled to SPCs based on the ‘847 patent and the prospective European regulatory approvals for inclisiran. In the remaining revocation and infringement proceedings based on the '847 patent, on July 2, 2018, Silence filed an application for an order for permission to amend the '847 patent. In parallel to the above High Court proceedings, on December 14, 2017 we also commenced opposition proceedings at the EPO seeking revocation of the '847 patent. Alnylam and Sanofi have also each commenced opposition proceedings for the revocation of the '847 patent at the EPO. Although we believe the ‘847 patent is invalid and not infringed by inclisiran and we will vigorously defend any claim brought against us by Silence, litigation is subject to inherent uncertainty.

Angiomax. The principal U.S. patents covering Angiomax currently include the ‘727 patent and the ‘343 patent and previously included U.S. Patent No. 5,196,404, or the ‘404 patent, which expired in December 2014. In the second half of 2009, the PTO issued to us the ‘727 patent and the ‘343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The ‘727 patent and the ‘343 patent are set to expire in January 2029, which includes pediatric exclusivity. In response to Paragraph IV Certification Notice letters we received with respect to ANDAs filed by a number of parties with the FDA seeking approval to market generic versions of Angiomax, we filed lawsuits against the ANDA filers alleging patent infringement of the ‘727 patent and ‘343 patent. The lawsuits have now all been settled, dismissed or, in the cases of Hospira and Mylan, subject to final judgments in which such ANDA filers were found not to infringe our patents. As a result, Angiomax is currently subject to generic competition from several ANDA filers and may see increased competition upon additional ANDA filers receiving final approval of their respective ANDA filings by the FDA, as well as from other bivalirudin products such as Baxter International, Inc.’s ready-to-use version of bivalirudin. Following our settlements with ANDA filers, we submitted the settlement documents for each settlement to the FTC and the DOJ. The FTC, the DOJ and state attorney general offices could seek to challenge our settlements or a third party could initiate a private action under antitrust or other laws challenging our settlements. While we believe our settlements are lawful, we may not prevail in any such challenges or litigation, in which case the other party might obtain injunctive relief, remedial relief, or such other relief as a court may order. In any event, we may incur significant costs in the event of an investigation or in defending any such action and our business and results of operations could be materially impacted if we fail to prevail against any such challenges. See Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q for descriptions of our litigation with ANDA filers and related settlements.

In Europe, the principal patent covering Angiomax expired in August 2015. As a result, we face generic competition in Europe. We are in the process of voluntarily discontinuing and withdrawing Angiomax from the market outside of North America and have ceased related commercialization activities.

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

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2015 to August 1, 2018, the last reported sale price of our common stock ranged from a high of $55.95 per share to a low of $24.32 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

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

THE MEDICINES COMPANY

Date:	August 2, 2018	By:	/s/ Christopher J. Visioli
Christopher J. Visioli
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Amendment No. 4 to the 2013 Stock Incentive Plan (incorporated by reference to Appendix I to the registrant's definitive proxy statement, dated and filed with the Securities and Exchange Commission on April 30, 2018, for the registrant’s 2018 Annual Meeting of Stockholders)

10.2#	Form of performance stock option agreement under 2013 Stock Incentive Plan
10.3†
Tenth Amendment to Second Amended and Restated Distribution Agreement, effective April 30, 2018, by and between the registrant and Integrated Commercialization Solutions LLC, /f/k/a Integrated Commercialization Solutions, Inc.

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
101
The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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