Form 10-Q
period 2018-09-30
MEDICINES CO /DE
filed 2018-11-08
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2018
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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☑

As of November 5, 2018, there were 73,862,176 shares of Common Stock, $0.001 par value per share, outstanding (excluding 3,013,143 shares held in treasury).

THE MEDICINES COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2018

Part I. Financial Information

Item 1. Condensed Financial Statements

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$118,708	$151,359
Short-term investment	13,089	—
Accounts receivable, net of allowances of approximately $7.1 million at December 31, 2017	—	3,496
Inventory, net	866	5,559
Prepaid expenses and other current assets	54,266	11,688
Current assets held for sale	320	391,202
Total current assets	187,249	563,304
Fixed assets, net	10,091	17,254
Goodwill	200,571	200,571
Restricted cash	5,410	5,541
Contingent purchase price from sale of businesses	325,806	80,700
Other assets	4,610	5,613
Total assets	$733,737	$872,983
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,529	$10,244
Accrued expenses	50,984	95,197
Current portion of contingent purchase price	—	4,995
Other current liabilities	122	4,476
Current liabilities held for sale	19,122	60,580
Total current liabilities	77,757	175,492
Contingent purchase price	—	14,655
Convertible senior notes	669,724	649,198
Other liabilities	12,820	8,724
Total liabilities	760,301	848,069
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 187,500,000 authorized; 76,877,965 issued and 73,864,822 outstanding at September 30, 2018 and 76,191,958 issued and 73,178,815 outstanding at December 31, 2017	76	76
Additional paid-in capital	1,406,229	1,377,393
Treasury stock, at cost; 3,013,143 and 3,013,143 shares at September 30, 2018 and December 31, 2017, respectively	(90,016)	(90,016)
Accumulated deficit	(1,338,248)	(1,257,356)
Accumulated other comprehensive loss	(4,605)	(5,183)
Total stockholders’ (deficit) equity	(26,564)	24,914
Total liabilities and stockholders’ (deficit) equity	$733,737	$872,983
See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$(3,300)	$7,868	$6,138	36,194
Operating expenses:
Cost of revenues	890	4,287	6,558	26,755
Asset impairment charges	5,073	—	5,073	329,097
Research and development	32,736	33,077	103,396	82,770
Selling, general and administrative	6,826	33,765	56,790	102,581
Total operating expenses	45,525	71,129	171,817	541,203
Loss from operations	(48,825)	(63,261)	(165,679)	(505,009)
Co-promotion and license income	271	769	753	2,283
Loss on short-term investment	(7,953)	—	(41,416)	—
Interest expense	(12,313)	(11,810)	(36,498)	(36,753)
Other income	1,119	448	4,541	1,592
Loss from continuing operations before income taxes	(67,701)	(73,854)	(238,299)	(537,887)
Benefit from income taxes	16,066	66,636	47,375	89,608
Loss from continuing operations	(51,635)	(7,218)	(190,924)	(448,279)
(Loss) income from discontinued operations, net of tax	(3,999)	(22,957)	110,242	(81,834)
Net Loss	$(55,634)	$(30,175)	$(80,682)	$(530,113)

Basic (loss) earnings per common share:
Loss from continuing operations	$(0.70)	$(0.10)	$(2.60)	$(6.25)
(Loss) earnings from discontinued operations	(0.05)	(0.32)	1.50	(1.14)
Basic loss per share	$(0.75)	$(0.42)	$(1.10)	$(7.39)

Diluted (loss) earnings per common share:
Loss from continuing operations	$(0.70)	$(0.10)	$(2.60)	$(6.25)
(Loss) earnings from discontinued operations	(0.05)	(0.32)	1.50	(1.14)
Diluted loss per share	$(0.75)	$(0.42)	$(1.10)	$(7.39)

Weighted average number of common shares outstanding:
Basic	73,544	72,286	73,564	71,763
Diluted	73,544	72,286	73,564	71,763

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(55,634)	$(30,175)	$(80,682)	$(530,113)
Other comprehensive income (loss):
Foreign currency translation adjustment	(11)	487	(605)	527
Unrealized gain on available for sale securities	—	10	—	3
Amounts reclassified from accumulated other comprehensive loss	—	—	1,183	—
Other comprehensive (loss) income	(11)	497	578	530
Comprehensive loss	$(55,645)	$(29,678)	$(80,104)	$(529,583)

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(80,682)	$(530,113)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,977	17,674
Asset impairment charges	5,073	329,097
Amortization of debt discount	20,526	20,325
Unrealized foreign currency transaction losses, net	(111)	1,276
Stock compensation expense	13,244	24,078
Gain on sale of business	(168,955)	—
(Gain) loss on sale of assets	(7,026)	72
Loss on short-term investments	41,416	—
Deferred tax benefit	—	(89,992)
Reserve for excess or obsolete inventory	(392)	1,797
Changes in contingent purchase price	(258)	(11,788)
Changes in operating assets and liabilities:
Accounts receivable	6,195	14,476
Inventory, net	2,202	1,976
Prepaid expenses and other assets	5,549	5,886
Accounts payable	(2,681)	(16,898)
Accrued expenses	(58,774)	(5,245)
Other current liabilities	(4,317)	(11,707)
Payments on contingent purchase price	(59)	(52,499)
Other liabilities	4,305	(3,189)
Net cash used in operating activities	(222,768)	(304,774)
Cash flows from investing activities:
Proceeds from sale of assets	9,900	—
Purchases of fixed assets	(7)	(4,525)
Purchases of available for sale securities	—	(131,560)
Proceeds from maturities and sales of available for sale securities	—	89,344
Proceeds from sale of business	166,383	—
Net cash provided by (used in) investing activities	176,276	(46,741)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	15,595	40,708
Payments on contingent purchase price	(511)	(10,119)
Repayments of convertible senior notes	—	(55,000)
Purchase of shares of non-controlling interest	—	(167)
Net cash provided by (used in) financing activities	15,084	(24,578)
Effect of exchange rate changes on cash	(1,374)	1,008
Decrease in cash, cash equivalents and restricted cash	(32,782)	(375,085)
Cash, cash equivalents and restricted cash at beginning of period	156,900	546,867
Cash, cash equivalents and restricted cash at end of period(a)	$124,118	$171,782
Supplemental disclosure of cash flow information:
Interest paid	$21,069	$22,561
Non-cash investing and financing activities
Issuance of common stock upon conversion of convertible notes	$—	$32,018
Receipt of common stock upon settlement of 2017 Note hedge	$—	$40,015
Issuance of common stock upon the exercise of the 2017 Warrants	$—	$887

See accompanying notes to condensed consolidated financial statements.

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheet:

	Nine Months Ended September 30,
	2018	2017
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$118,708	166,734
Restricted cash	5,410	5,048
Total cash, cash equivalents and restricted cash at end of period	$124,118	$171,782
See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Medicines Company® name and logo are registered trademarks or trademark applications of The Medicines Company in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. References to “the Company,” “we,” “us” or “our” mean The Medicines Company, a Delaware corporation, and its subsidiaries.

1. Nature of Business

The Medicines Company (the Company) is a biopharmaceutical company driven by its purpose to solve major medical, societal and economic challenges in healthcare. The Company has a singular and relentless focus on one of the greatest global healthcare challenges and burdens - that presented by atherosclerotic cardiovascular disease (ASCVD), which remains the number one cause of death in the United States and worldwide. The Company takes on that challenge by developing inclisiran, the investigational RNA interference therapeutic, that specifically inhibits production of PCSK9, a key protein that controls LDL-cholesterol (LDL-C) levels. The Company believes inclisiran is uniquely suited to make a significant difference reducing risk in ASCVD. The Company has the right to develop, manufacture and commercialize inclisiran under its collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam).

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

As a result of the Company’s decision to narrow its operational focus, the Company executed on several strategic transactions, including the 2016 divestitures of its hemostasis portfolio consisting of PreveLeak, Raplixa and Recothrom (the Hemostasis Business) to wholly owned subsidiaries of Mallinckrodt plc (Mallinckrodt) and its non-core cardiovascular assets consisting of Kengreal, Cleviprex and rights to Argatroban for Injection (the Non-Core ACC Products) to Chiesi USA, Inc. and its parent company Chiesi Farmaceutici S.p.A. (Chiesi). On January 5, 2018, the Company completed the sale of its infectious disease business, consisting of the products Vabomere, Orbactiv and Minocin IV and line extensions thereof, and substantially all of the assets related thereto, other than certain pre-clinical assets, to Melinta Therapeutics, Inc. (Melinta) pursuant to a purchase and sale agreement dated November 28, 2017 between the Company and Melinta. At the completion of the sale, the Company received approximately $166.4 million and 3,313,702 shares of Melinta common stock having a readily determinable fair value at September 30, 2018 of $13.1 million. In addition, the Company is entitled to receive (i) a cash payment payable 12 months following the closing of the transaction equal to $25.0 million; (ii) a cash payment payable 18 months following the closing of the transaction equal to $25.0 million; and (iii) tiered royalty payments of 5% to 25% on worldwide net sales of (a) Vabomere and (b) Orbactiv and Minocin IV, collectively. As a result of the transaction, the Company accounted for the assets and liabilities of the infectious disease business that were sold as held for sale at December 31, 2017. Further, the financial results of the infectious disease business were reclassified to discontinued operations for all periods presented in the accompanying condensed consolidated financial statements. See Note 15 “Discontinued Operations” for further details. In addition, in August 2018, the Company divested its rights to branded Angiomax in the United States to Sandoz Inc. (Sandoz) for approximately $9.9 million and, in October 2018, the Company divested its rights to certain pre-clinical infectious disease assets not acquired by Melinta to Qpex Biopharma, Inc. (Qpex), a new company formed by a syndicate of venture firms, for approximately $2.7 million in upfront consideration and up to $29 million upon the achievement of certain milestones related to the pre-clinical assets. In addition, Qpex assumed potential milestone payments due under the Company’s agreement with Rempex Pharmaceuticals, Inc. (Rempex) related to the development of the pre-clinical assets.

As a result of these transactions and the Company’s restructuring plans, the Company is now focused solely on the development of inclisiran as a transformative treatment for ASCVD.

2. Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Significant Accounting Policies,” in the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 Form 10-K).

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

The Company’s results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected from the Company for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the 2017 Form 10-K.

Going Concern

Due to the divesture of the Company’s rights to branded Angiomax in the United States to Sandoz during the three months ended September 30, 2018, the Company is no longer generating revenues from product sales. Prior to such divestiture, the Company’s revenues generated from product sales had been declining significantly since 2014 due to the introduction of generic competition against Angiomax and the divestiture of certain of the Company’s non-core products. The Company has incurred net losses and negative cash flows from operations since 2014 and has an accumulated deficit of $1,338.2 million as of September 30, 2018. The Company expects to incur significant expenses and operating losses for the foreseeable future as it continues to develop, seek regulatory approval for and commercially launch inclisiran. The Company believes that its existing cash and cash equivalents and short term investments of approximately $131.8 million as of September 30, 2018, together with the future payments expected to be received from Melinta due to the sale of the infectious disease business, will not be sufficient to satisfy the Company’s anticipated operating and other funding requirements for the next twelve months from November 8, 2018 (the date of filing this Form 10-Q).

Because the Company expects to continue to incur negative cash flows from operations, the Company will need to raise additional funds by selling additional equity or debt securities or seeking additional financing through other arrangements in order to meet the Company’s anticipated operating and other funding requirements for the next twelve months. There can be no assurances that public or private financings or other financing arrangements will be available in amounts or on terms acceptable to the Company, if at all. The Company’s ability to obtain additional equity or debt financing may be limited by market conditions. If the Company were unable to obtain additional financing, it may be required to delay, reduce the scope of, or eliminate one or more of its planned research, development or commercialization activities. Due to these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements as of September 30, 2018 have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of the uncertainty discussed above.

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

In August 2018, the Company divested its rights to branded Angiomax in the United States to Sandoz, which had been selling an authorized generic of Angiomax (bivalirudin) as of July 2, 2015 pursuant to a supply and distribution agreement with the Company. As a result of the transaction, the Company no longer markets any products. Prior to such divestiture, the Company distributed branded Angiomax in the United States through a sole source distribution model with Integrated Commercialization Solutions (ICS). ICS then primarily sold branded Angiomax to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States. The Company’s agreement with ICS provided that ICS would be the Company’s exclusive distributor of branded Angiomax in the United States. Under the terms of this fee-for-service agreement, ICS placed orders with the Company for sufficient quantities to maintain an appropriate level of inventory based on the Company’s customers’ historical purchase volumes. ICS assumed all credit and inventory risks, was subject to the Company’s standard return policy and had sole responsibility for determining the prices at which it sold these products, subject to specified limitations in the agreement. The agreement terminates on February 28, 2019 and will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days’ prior written notice to the other party.

Revenue is recognized upon transfer of control of a product to the customer, generally upon delivery, based on an amount that reflects the consideration the Company expects to be entitled to, which includes estimates of variable consideration that result from rebates, wholesaler chargebacks, discounts, fee-for-service charges and returns. The Company records allowances for chargebacks and other discounts or accruals for product returns, rebates and fee-for-service charges at the time of sale, and reports revenue net of such amounts. In determining these amounts, the Company estimates hospital demand, buying patterns by hospitals and group purchasing organizations from wholesalers and the levels of inventory held by wholesalers and by ICS. Making these determinations involves estimating whether trends in past wholesaler and hospital buying patterns will predict future product sales. The Company receives data periodically from ICS and wholesalers on inventory levels and levels of hospital purchases and the Company considers this data in determining the amounts of these allowances and accruals. Such amounts were not material to the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2018. As discussed above, given the Company has divested its rights to branded Angiomax in the United States, the Company revised its estimates and recognized a $3.3 million charge during the three and nine months ended September 30, 2018.

Prior to the divestiture to Sandoz of the Company’s rights to branded Angiomax in the United States in August 2018, the consideration the Company expected to be entitled to in connection with a sale of bivalirudin to Sandoz included a variable amount based on Sandoz’s gross margin, as defined in the agreement, of bivalirudin sold by Sandoz to its customers. As this amount was highly susceptible to factors outside of the Company’s control, the Company had not recognized this variable amount. As a result of the divestiture, the Company no longer has the right to this variable consideration.

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

Prior to the Company’s divestiture of its pre-clinical infectious disease assets to Qpex, the Company performed research and development under a cost-reimbursable contract with the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services in which the Company was reimbursed for direct costs incurred plus allowable indirect costs. The Company recognized the reimbursements under research contracts when a contract was executed, the contract price was fixed or determinable, delivery of services or products had occurred, and collection of the contract price was reasonably assured. The reimbursements were classified as an offset to research and development expenses. Payments received in advance of work performed were deferred. The Company recorded reductions of research and development expenses of $0.2 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and $0.9 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively, in the accompanying condensed consolidated statements of operations.
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
The Company noted no indicators of impairment on the carrying amount of the contingent assets. In addition, the Company determined that the fair values of these contingent payments to be received from Mallinckrodt, Chiesi and Melinta, respectively, are not readily determinable at September 30, 2018, as the estimated future net sales of each of the respective products are determined by the future actions of such parties.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (ASU No. 2016-02). ASU No. 2016-02 will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 will be effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company anticipates that most of its operating leases will result in the recognition of right of use assets and the corresponding lease liabilities on its consolidated balance sheet, however it does not expect the adoption of this standard to have a material impact on the consolidated statements of operations. The actual impact will depend on the Company's lease portfolio at the time of adoption. The Company continues to assess all implications of the standard and related financial disclosures.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. This amends the guidance in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. On January 1, 2018, the Company adopted this standard and began classifying restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on its consolidated statements of cash flows on a retrospective basis to all periods presented. For the nine months ended September 30, 2018 and 2017, $5.4 million and $5.0 million of restricted cash were classified with cash and cash equivalents on the Company’s accompanying condensed consolidated statements of cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. On January 1, 2018, the Company adopted this standard prospectively. The Company applied this guidance to divestitures during the current year and concluded that the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies disclosure requirements on fair value measurements. This ASU is effective for public companies for fiscals years and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

3. Stock Compensation Expense

The Company recorded stock compensation expense of approximately $4.2 million and $7.9 million for the three months ended September 30, 2018 and 2017, respectively, and $13.2 million and $24.1 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was approximately $52.2 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. The Company expects to recognize those costs, exclusive of $31.9 million related to performance goals discussed below, over a weighted average period of 1.9 years.

During the nine months ended September 30, 2018, the Company granted 3,417,600 stock options to certain of its employees, which will vest upon the achievement of specified performance goals. Stock compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes and is recognized ratably over the applicable vesting period. The Company will not begin recognizing expenses of $31.9 million related to these awards until certain performance conditions are probable of being met as defined under GAAP.

During the nine months ended September 30, 2018 and 2017, the Company issued a total of 753,452 and 1,754,744, respectively, of shares of its common stock upon the exercise of stock options, grants of restricted stock, and purchases under the Company’s 2010 employee stock purchase plan (ESPP). Cash received from the exercise of stock options and purchases through the ESPP during the nine months ended September 30, 2018 and 2017 was $15.6 million and $40.7 million, respectively, and is included within the financing activities section of the accompanying condensed consolidated statements of cash flows.

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

For periods of loss from continuing operations, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common share equivalents is anti-dilutive. Due to the periods of loss from continuing operations, the calculation of diluted loss per share for the three and nine months ended September 30, 2018 excluded 9,866,498 and 9,322,645, of potentially dilutive stock options, warrants, restricted common shares, and shares issuable upon conversion of the 2022 and 2023 Notes as their inclusion would have an anti-dilutive effect.

The calculation of diluted loss per share for the three and nine months ended September 30, 2017 excluded 10,703,826 and 13,312,289, respectively, of potentially dilutive stock options, stock purchase warrants, restricted common shares, and shares issuable upon conversion of the 2017, 2022 and 2023 Notes as their inclusion would have an anti-dilutive effect.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5. Income Taxes

For the three months ended September 30, 2018 and 2017, the Company recorded a benefit from income taxes of $16.1 million and $66.6 million, respectively. The worldwide effective income tax rates for the Company for the three months ended September 30, 2018 and 2017 was 23.7% and 90.2%, respectively.

For the nine months ended September 30, 2018 and 2017, the Company recorded a benefit from income taxes of $47.4 million and $89.6 million, respectively. The worldwide effective income tax rates for the Company for the nine months ended September 30, 2018 and 2017 was 19.9% and 16.7%, respectively.

For the three and nine months ended September 30, 2018, the Company’s benefit from income taxes is primarily attributable to the utilization of current period losses against a discrete provision for income taxes of $55.2 million from the sale of the Company’s infectious disease business. For further details regarding the sale of the infectious disease business see Note 15, “Discontinued Operations.”

The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company placed significant weight on the fact that the Company expects to be in a cumulative net book loss for the three-year period ending December 31, 2018 in recording valuation allowances on substantial portions of its deferred tax assets as of September 30, 2018.

On July 1, 2018, New Jersey enacted comprehensive changes to its corporate income tax law. Among other items, for tax years beginning on or after January 1, 2018, through December 31, 2019, a surtax of 2.5% is imposed on corporate business taxpayers with New Jersey-apportioned entire net income greater than $1 million. The Company anticipates this law will increase the income tax benefit from continuing operations and increase the income tax provision for discontinued operations by approximately $3.6 million, respectively, in the current year and is not expected to have a material impact on the consolidated income tax provision for year ending December 31, 2019.

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

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted which significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, repeals the corporate alternative minimum tax (AMT), imposes additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a worldwide system of taxation to a territorial system. As a result of this legislation, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the TCJA and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the Company’s deferred tax balances was $126.5 million which was offset fully by the provisional amount recorded related to the reversal of previously established valuation allowances against these deferred tax balances. The TCJA also permits any remaining AMT tax attribute carryforwards to be used to offset future taxable income and/or be refundable over the next several years. As a result, the Company recognized a provisional benefit of $4.9 million during the year ended December 31, 2017 related to the reversal of a previously established valuation allowance against its AMT tax attribute carryforwards and the related refundable amount has been classified in other assets in the accompanying consolidated balance sheet. During the nine months ended September 30, 2018, the Company reduced its estimated AMT credit to be realized by $0.3 million to reflect the impact of sequestration as required by the Balanced Budget and Emergency Deficit Control Act of 1985, as amended. In addition, based on its preliminary analysis, the Company does not believe that it has offshore earnings that would be subject to the mandatory transition tax.

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

22, 2018, and any adjustments during this measurement period will be included in loss from continuing operations as an adjustment to income tax expense/benefit in the reporting period when such adjustments are determined.

6. Cash and Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. At September 30, 2018 and December 31, 2017, the Company had cash and cash equivalents of $118.7 million and $151.4 million, respectively, which consisted of cash of $106.5 million and $139.3 million, and money market funds with original maturities of less than three months of $12.2 million and $12.1 million at September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, the Company’s common stock investment in Melinta had a readily determinable fair value of $13.1 million. During the three and nine months ended September 30, 2018, the Company recognized a loss of $8.0 million and $41.4 million, respectively, all of which was unrealized, in the accompanying condensed consolidated statements of operations, relating to the Company’s investment in Melinta.
Restricted Cash

The Company had restricted cash of $5.4 million and $5.5 million at September 30, 2018 and December 31, 2017, respectively which included $5.0 million and $4.1 million, respectively, reserved for outstanding letters of credit associated with foreign taxes. The balance at September 30, 2018 also includes $0.4 million reserved for other U.S. operating expenses. These funds are invested in certificates of deposit.

The balance at December 31, 2017 includes $1.0 million reserved for outstanding letters of credit associated with the Company’s lease for the office space in Parsippany, New Jersey. The letter of credit for the Company’s lease for the office space in Parsippany, New Jersey permits draws by the landlord to cure defaults by the Company. This letter of credit has since expired. In addition, as a result of the acquisition of Targanta Therapeutics Corporation (Targanta) in 2009, the Company had restricted cash of $0.2 million at December 31, 2017, in the form of a guaranteed investment certificate collateralizing an available credit facility, which was settled by September 30, 2018. The Company also had restricted cash of $0.3 million at December 31, 2017 related to certain foreign tender requirements.

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

Except for the Company’s Level 2 liabilities which are discussed in Note 9, “Convertible Senior Notes,” the following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, by level, within the fair value hierarchy:

	As of September 30, 2018				As of December 31, 2017
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017
	(in thousands)
Assets:
Cash equivalents	$12,237	$—	$—	$12,237	$12,100	$—	$—	$12,100
Short-term investment	13,089	—	—	13,089	—	—	—	—
Total assets at fair value	$25,326	$—	$—	$25,326	$12,100	$—	$—	$12,100
Liabilities:
Contingent purchase price	$—	$—	$18,822	$18,822	$—	$—	$19,650	$19,650
Total liabilities at fair value	$—	$—	$18,822	$18,822	$—	$—	$19,650	$19,650

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table provides quantitative information associated with the fair value measurements of the Company’s Level 3 liabilities:

	Fair Value as of September 30, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
(in thousands)
Rempex:
Contingent purchase price: Event-based milestones	$18,822	Probability-adjusted discounted cash flow	Probabilities of successes	18% - 75% (46%)
			Period in which milestones are expected to be achieved	2018 - 2024
			Discount rate	5.0% - 7.3%

	Fair Value as of December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
(in thousands)
Rempex:
Contingent purchase price: Event-based milestones	$19,650	Probability-adjusted discounted cash flow	Probabilities of successes	18% - 90% (71%)
			Period in which milestones are expected to be achieved	2018 - 2024
			Discount rate	4.8% - 7.5%

The fair value of the contingent purchase price represents the fair value of the Company’s liability for all potential payments under the Company’s acquisition agreement for Rempex. There were no changes to the potential future payments under the Company’s acquisition agreement. As of September 30, 2018 the remaining potential future payments to the former equity holders of Rempex was $68.7 million which excludes future payments on products included in the sale of the Company’s infectious disease business. The remaining potential future payments under the Company’s acquisition agreements do not include payments of $175.8 million (which includes $86.3 million to the former equity holders of Incline and Annovation and $89.5 million to other third parties) related to the Ionsys product, which was discontinued and withdrawn in the United States in June 2017 and which has also been discontinued in Europe, and the MDCO-700 development program, which the Company discontinued in August 2017.

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

The changes in fair value of the Company’s Level 3 contingent purchase price during the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Balance at beginning of period	$18,825	$20,300	$19,650	$31,832
Payments	(3)	—	(570)	—
Fair value adjustments to contingent purchase prices included in net loss	—	(1,600)	(258)	(13,132)
Balance at end of period	$18,822	$18,700	$18,822	$18,700

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three and nine months ended September 30, 2018 and 2017, changes in the carrying value of the contingent purchase price obligations resulted from changes in the fair value of the contingent consideration due to either the passage of time, changes in discount rates, changes in probabilities of success, or milestone payments. The contingent purchase price was presented as “Current liabilities held for sale” at September 30, 2018, see Note 16 “Subsequent Events” for further details.

No other changes in valuation techniques or inputs occurred during the three and nine months ended September 30, 2018 and 2017.

8. Inventory

The major classes of inventory were as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Raw materials	$866	$1,389
Work-in-progress	—	3,608
Finished goods	—	562
Total	$866	$5,559

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The 2023 Notes consist of the following:

Liability component	September 30, 2018	December 31, 2017
	(in thousands)
Principal	$402,500	$402,500
Less: Debt discount, net(1)	(80,408)	(90,552)
Net carrying amount	$322,092	$311,948
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2023) and amortized to interest expense over the remaining life of the 2023 Notes using the effective interest rate method.

The fair value of the 2023 Notes was approximately $371.6 million as of September 30, 2018. The Company estimates the fair value of its 2023 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2023 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of September 30, 2018, the remaining contractual life of the 2023 Notes is approximately 4.8 years.

The following table sets forth total interest expense recognized related to the 2023 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Contractual interest expense	$2,768	$2,767	$8,302	$8,293
Amortization of debt discount	3,461	3,205	10,143	9,384
Total	$6,229	$5,972	$18,445	$17,677
Effective interest rate of the liability component	7.5%	7.5%	7.5%	7.5%

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

The 2022 Notes consist of the following:

Liability component	September 30, 2018	December 31, 2017
	(in thousands)
Principal	$399,997	$399,997
Less: Debt discount, net(1)	(52,365)	(62,747)
Net carrying amount	$347,632	$337,250
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $436.5 million as of September 30, 2018. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of September 30, 2018, the remaining contractual life of the 2022 Notes is approximately 3.3 years.

The following table sets forth total interest expense recognized related to the 2022 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Contractual interest expense	$2,500	$2,500	$7,500	$7,500
Amortization of debt discount	3,535	3,298	10,383	9,690
Total	$6,035	$5,798	$17,883	$17,190
Effective interest rate of the liability component	6.5%	6.5%	6.5%	6.5%

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

The following table sets forth total interest expense recognized related to the 2017 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Contractual interest expense	$—	$—	$—	$315
Amortization of debt discount	—	—	—	1,251
Total	$—	$—	$—	$1,566
Effective interest rate of the liability component	—%	—%	—%	6.02%

10. Accumulated Other Comprehensive Loss

The following tables provide a reconciliation of the components of accumulated other comprehensive loss, net of tax, attributable to The Medicines Company for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018			2017
	Foreign currency translation adjustment	Unrealized loss on available for sale securities	Total	Foreign currency translation adjustment	Unrealized loss on available for sale securities	Total
	(in thousands)
Balance at beginning of period	$(4,594)	$—	$(4,594)	$(5,439)	$(7)	$(5,446)
Other comprehensive (loss) income	(11)	—	(11)	487	10	497
Total other comprehensive (loss) income	(11)	—	(11)	487	10	497
Balance at end of period	$(4,605)	$—	$(4,605)	$(4,952)	$3	$(4,949)

	Nine Months Ended September 30,
	2018			2017
	Foreign currency translation adjustment	Unrealized loss on available for sale securities	Total	Foreign currency translation adjustment	Unrealized loss on available for sale securities	Total
	(in thousands)
Balance at beginning of period	$(5,183)	$—	$(5,183)	$(5,479)	$—	$(5,479)
Other comprehensive (loss) income before reclassifications	(605)	—	(605)	527	3	530
Amounts reclassified from accumulated other comprehensive loss(1)	1,183	—	1,183	—	—	—
Total other comprehensive income (loss)	578	—	578	527	3	530
Balance at end of period	$(4,605)	$—	$(4,605)	$(4,952)	$3	$(4,949)
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	($ in thousands)
Net revenues:
United States	$(3,213)	97.3%	$6,456	82.0%	$5,628	91.7%	$31,426	86.8%
Europe	(88)	2.7%	1,208	15.4%	234	3.8%	4,355	12.0%
Rest of world	1	—%	204	2.6%	276	4.5%	413	1.2%
Total net revenues	$(3,300)	100%	$7,868	100%	$6,138	100.0%	$36,194	100.0%

	September 30, 2018		December 31, 2017
	($ in thousands)
Long-lived assets:
United States	$540,866	99.0%	$308,843	99.7%
Europe	5,622	1.0%	836	0.3%
Total long-lived assets	$546,488	100.0%	$309,679	100.0%

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

The Company is currently party to the legal proceedings described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, which include patent litigation matters and litigation related to a license agreement. The Company has assessed such legal proceedings and recorded a loss contingency of $5.2 million during the nine months ended September 30, 2018 as a result of settlement of the Biogen matter discussed therein. For all other matters the Company does not believe that it is probable that a liability has been incurred or that the amount of any potential liability can be reasonably estimated. As a result, the Company did not record a loss contingency related to any of these legal proceedings. Particularly with respect to the litigation related to a license agreement, the Company is presently unable to predict the outcome of such lawsuit or to reasonably estimate the possible loss, or range of potential losses, if any, related to such lawsuit. While it is not possible to determine the outcome of the matters described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, the Company believes that the resolution of all such matters could have a material adverse effect on its financial condition or results of operations and cash flows.

13. Restructuring

The Company announced its intention to commence a series of workforce reductions, independent of the divestiture of the Company’s infectious disease business (the Workforce Reductions), to improve efficiencies and better align its costs and structure. As a result of the Workforce Reductions and the infectious disease business divestiture, the Company reduced its personnel to less than 60 full time employees. Upon signing release agreements, affected employees received the Company’s severance package, including reduction payments and fully paid health care coverage and outplacement services for six months to a year.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The impacted employees were eligible to receive severance payments in specified amounts, health benefits and outplacement services. For the three months ended September 30, 2018, there were no material restructuring charges.

For the nine months ended September 30, 2018, the Company recorded $0.6 million, $3.6 million and $8.6 million in cost of revenue, research and development and selling, general and administrative expenses, respectively, in the accompanying condensed consolidated statement of operations based on responsibilities of the impacted employees.

The following table sets forth details regarding the activities described above during the nine months ended September 30, 2018:

	Balance as of January 1, 2018	Expenses, Net	Cash	Noncash	Balance as of September 30, 2018
	(in thousands)
2018 Restructuring Plan:	$—	$12,753	$(8,223)	$(1,956)	$2,574

On June 1, 2017, the Company voluntarily discontinued and withdrew Ionsys from the market in the United States and ceased related commercialization activities, effective June 19, 2017, with the New Drug Application for Ionsys remaining open until the third quarter 2018. Concurrent with this market withdrawal, the Company commenced implementation of a workforce reduction, which resulted in the reduction of 57 employees, representing approximately 15% of the Company’s workforce. The Company recorded a pre-tax charge of approximately $276.9 million associated with the discontinuation and market withdrawal of Ionsys in the United States market, of which $268.1 million was a non-cash impairment charge (including a write-off of inventory), $5.8 million relates to cash severance and $3.0 million relates to other exit costs.

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

15. Discontinued Operations

Sale of Infectious Disease Business

On January 5, 2018, the Company completed the sale of its infectious disease business, consisting of the products Vabomere, Orbactiv and Minocin IV and line extensions thereof, and substantially all of the assets related thereto, other than certain pre-clinical assets, to Melinta. At the completion of the sale, the Company received approximately $166.4 million and 3,313,702 shares of Melinta common stock having a market value, based on Melinta's closing share price on January 5, 2018, of approximately $54.5 million. The Company’s common stock investment in Melinta was recorded as a short-term investment with a readily determinable fair value at September 30, 2018 of $13.1 million on the accompanying condensed consolidated balance sheet. See Note 6 “Cash, Cash Equivalents and Investments” for further details.

In addition, the Company is entitled to receive a cash payment payable 12 months following the closing of the transaction equal to $25.0 million and a cash payment payable 18 months following the closing of the transaction equal to $25.0 million. On January 5, 2018 the fair value of such payments was approximately $45.9 million, of which $23.3 million was originally recorded in prepaid expenses and other current assets and $22.6 million was originally recorded in other assets on the condensed consolidated balance sheet. Such fair value was estimated using a discounted cash flow model and was classified as a Level 3 fair value measurement due to the use of significant unobservable inputs. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. The excess of the cash payments payable to the Company over the initial fair value is amortized to interest income over the 12 and 18 month periods using the effective interest rate method. As of September 30, 2018, the carrying amounts of these assets of $48.7 million approximate their fair value due to the short term nature of the payments.

The Company is also entitled to tiered royalty payments of 5% to 25% on worldwide net sales of (a) Vabomere and (b) Orbactiv and Minocin IV, collectively. On January 5, 2018, the fair value of these contingent payments to be received from Melinta was

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

Financial results of the infectious disease business are presented as “Income (loss) from discontinued operations, net of tax” on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017. Assets and liabilities of the infectious disease business to be disposed of are presented as “Current assets held for sale,” and “Current liabilities held for sale,” on the accompanying condensed consolidated balance sheet as of December 31, 2017.

The following table presents key financial results of the infectious disease business included in “Income (loss) from discontinued operations, net of tax” for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net product revenues	$—	$9,003	$(107)	$23,635
Operating expenses:
Cost of revenue	—	5,314	197	12,681
Research and development	24	12,761	534	34,566
Selling, general and administrative	(80)	13,433	2,997	57,400
Total operating expenses	(56)	31,508	3,728	104,647
Loss from operations	56	(22,505)	(3,835)	(81,012)
Gain from sale of business	—	—	168,955	—
Other income (expense), net	(52)	(452)	358	(820)
Income (loss) from discontinued operations before income taxes	4	(22,957)	165,478	(81,832)
Provision for (benefit from) income taxes	4,003	—	55,236	2
Income (loss) from discontinued operations, net of tax	$(3,999)	$(22,957)	$110,242	$(81,834)
Cumulative translation adjustment (CTA) gains or losses of foreign subsidiaries related to divested businesses are reclassified into income once the liquidation of the respective foreign subsidiaries is substantially complete. At the completion of the sale of the infectious disease business, the Company reclassified $1.2 million of CTA gains from accumulated comprehensive loss to the Company’s results of discontinued operations. This amount was included in gain from sale of business for the nine months ended September 30, 2018.
Disposition related costs during the nine months ended September 30, 2018 of approximately $11.9 million for advisory, legal and regulatory fees incurred in connection with the sale of the infectious disease business were recorded in the gain from the sale of the business.
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
Depreciation and amortization was ceased upon determination that the held for sale criteria were met in the fourth quarter of 2017. The significant cash flow items from discontinued operations for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine months ended September 30,
	2018	2017
	(In thousands)
Amortization from discontinued operations	$—	$7,071
Changes in contingent purchase price	—	3,543
Gain on sale of business	(168,955)	—
Reserve for excess or obsolete inventory	—	(435)
Proceeds from sale of business	166,383	—
Payments on contingent purchase price	—	(62,618)

16. Subsequent Events

On October 2, 2018, the Company sold to Qpex certain pre-clinical infectious disease assets not acquired by Melinta for approximately $2.7 million in upfront consideration and up to $29 million upon the achievement of certain milestones related to the pre-clinical assets. The related assets and liabilities sold to Qpex are presented as “Current assets held for sale” and “Current liabilities held for sale” on the accompanying consolidated balance sheets as of September 30, 2018.

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

Overview
Our Business

We are a biopharmaceutical company driven by our purpose to solve major medical, societal and economic challenges in healthcare. We have a singular and relentless focus on one of the greatest global healthcare challenges and burdens - that presented by atherosclerotic cardiovascular disease, or ASCVD, which remains the number one cause of death in the United States and worldwide. We take on that challenge by developing inclisiran, the investigational RNA interference therapeutic, that specifically inhibits production of PCSK9, a key protein that controls LDL-cholesterol, or LDL-C, levels. We believe inclisiran is uniquely suited to make a significant difference reducing risk in ASCVD. We have the right to develop, manufacture and commercialize inclisiran under our collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam.

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

•
On January 5, 2018, we completed the sale of our infectious disease portfolio, consisting of the products Vabomere, Orbactiv and Minocin IV and line extensions thereof, and substantially all of the assets related thereto, other than certain pre-clinical assets, to Melinta Therapeutics, Inc., or Melinta. At the completion of the sale, we received approximately $166.4 million and 3,313,702 shares of Melinta common stock having a readily determinable fair value at September 30, 2018 of $13.1 million. In addition, we are entitled to receive (i) a cash payment payable 12 months following the closing of the transaction equal to $25 million; (ii) a cash payment payable 18 months following the closing of the transaction equal to $25 million; and (iii) tiered royalty payments of 5% to 25% on worldwide net sales of (a) Vabomere and (b) Orbactiv and Minocin IV, collectively. In October 2018, we divested certain pre-clinical infectious disease assets not acquired by Melinta, which included the funding agreement with the Biomedical Advanced Research and Development Authority, or BARDA, of the U.S. Department of Health and Human Services, or HHS. The assets were purchased by Qpex Biopharma, Inc., or Qpex, a new company formed by a syndicate of venture firms led by New Enterprise Associates and was accompanied by Adams Street Partners, LYZZ Capital, Hatteras Venture Partners and Stanford University Draper Fund. At the completion of the sale, we received approximately $2.7 million and are entitled to receive up to $29 million upon the achievement of certain milestones related to the pre-clinical assets. In addition, Qpex assumed potential milestone payments due under our agreement with Rempex Pharmaceuticals, Inc., or Rempex, related to the development of the pre-clinical assets.

•
On August 22, 2018, we completed the sale of our rights to branded Angiomax in the United States to Sandoz Inc., or Sandoz, for $9.9 million. Prior to the divestiture, Sandoz had been selling an authorized generic of Angiomax (bivalirudin) as of July 2, 2015 pursuant to a supply and distribution agreement.

Consistent with our intentions announced in November 2015, in January 2017 we announced that we were seeking opportunities to partner or divest Ionsys (fentanyl iontophoretic transdermal system). Although we continued to seek a partnership or divestiture transaction for Ionsys, in June 2017 we commenced a voluntary discontinuation and withdrawal of Ionsys from the market and ceased related commercialization activities, with the regulatory authorizations for Ionsys remaining open until the third quarter 2018. Concurrent with this market withdrawal, we commenced implementation of a workforce reduction, which resulted in the reduction of 57 employees, representing approximately 15% of our workforce. Our workforce reductions are described in more detail below. In addition, in August 2017, we announced that we are discontinuing the clinical development program for MDCO-700, an investigational anesthetic agent.

As a result of these transactions, we are now focused solely on the development of inclisiran as a transformative treatment for ASCVD.

Following the divestiture of our rights to branded Angiomax to Sandoz, we no longer market any products. Historically, our revenues have been generated primarily from sales of Angiomax in the United States but competition from generic versions of Angiomax following the loss of market exclusivity in the United States in July 2015 and in Europe in August 2015 resulted in a significant decline in revenue from Angiomax. In the three and nine months ended September 30, 2018, we had net revenues of approximately $(3.3) million and $6.1 million, respectively, primarily related to the authorized generic sales of Angiomax (bivalirudin) to Sandoz. Based on our current business, we expect to incur net losses for the foreseeable future.

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

Business Development Activity

Sale of Angiomax. On August 22, 2018, we completed the sale of our rights to branded Angiomax in the United States to Sandoz for $9.9 million. Prior to the divestiture, Sandoz had been selling an authorized generic of Angiomax (bivalirudin) as of July 2, 2015 pursuant to a supply and distribution agreement with us. As a result of the divestiture, Sandoz is the holder of the new drug application, or NDA, for Angiomax in the United States and will be responsible for manufacturing and supply of Angiomax by February 22, 2019, unless a longer period is agreed to by the parties.

Sale of Infectious Disease Products. On January 5, 2018, we completed the sale of our infectious disease portfolio, consisting of the products Vabomere, Orbactiv and Minocin IV and line extensions thereof, and substantially all of the assets related thereto, other than certain pre-clinical assets, to Melinta. At the completion of the sale, we received approximately $166.4 million and 3,313,702 shares of Melinta common stock having a market value, based on Melinta's closing share price on January 5, 2018, of approximately $54.5 million. In addition, we are entitled to receive (i) a cash payment payable 12 months following the closing of the transaction equal to $25 million; (ii) a cash payment payable 18 months following the closing of the transaction equal to $25 million; and (iii) tiered royalty payments of 5% to 25% on worldwide net sales of (a) Vabomere and (b) Orbactiv and Minocin IV, collectively. None of the future payments due from Melinta are secured by collateral. In October 2018, we divested certain pre-clinical infectious disease assets not acquired by Melinta, which included the funding agreement with BARDA. The assets were purchased by Qpex, a new company formed by a syndicate of venture firms led by New Enterprise Associates and was accompanied by Adams Street Partners, LYZZ Capital, Hatteras Venture Partners and Stanford University Draper Fund. At the completion of the sale, we received approximately $2.7 million and are entitled to receive up to $29 million upon the achievement of certain milestones related to the pre-clinical assets. In addition, Qpex assumed potential milestone payments due under our agreement with Rempex related to the development of the pre-clinical assets.

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

Sale of Hemostasis Business. On February 1, 2016, we completed the sale of our hemostasis business, consisting of PreveLeak, Raplixa and Recothrom products to wholly-owned subsidiaries of Mallinckrodt plc, or Mallinckrodt. Under the terms of the purchase and sale agreement, Mallinckrodt acquired all of the outstanding equity of Tenaxis Medical, Inc. and ProFibrix B.V. and assets exclusively related to the Recothrom product. Mallinckrodt assumed all liabilities arising out of Mallinckrodt's operation of the businesses and the acquired assets after closing, including all obligations with respect to milestones relating to the PreveLeak and Raplixa products. At the completion of the sale, we received approximately $174.1 million in cash from Mallinckrodt, and may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak and Raplixa. The amount paid at closing was subject to a post-closing purchase price adjustment process with respect to the Recothrom inventory and the net working capital of the hemostasis business as of the date of the closing. In the first quarter of 2018, Mallinckrodt announced it would no longer commercialize Raplixa and sold Recothrom and PreveLeak to Baxter International Inc., or Baxter, with Baxter assuming the sales milestones associated with PreveLeak.

Alnylam License Agreement. In February 2013, we entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize therapeutic products targeting the human proprotein convertase subtilisin/kexin type 9, or PCSK9, gene based on certain of Alnylam’s RNA interference technology. Under the terms of the agreement, we obtained the exclusive, worldwide right under Alnylam’s technology to develop, manufacture and commercialize PCSK9 products for the treatment, palliation and/or prevention of all human diseases. We paid Alnylam $25.0 million in an initial license payment and agreed to pay up to $180.0 million in success-based development, regulatory and commercialization milestones. In December 2014, we paid a development milestone payment of $10.0 million based upon the initiation of a Phase 1 clinical trial for inclisiran and in January 2018 we paid a development milestone payment of $20.0 million based upon the initiation of our phase 3 study for inclisiran. In addition, Alnylam will be eligible to receive scaled double-digit royalties based on annual worldwide net sales of PCSK-9 products by us or our affiliates and sublicensees. Royalties to Alnylam are payable on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, and the twelfth anniversary of the first commercial sale of the product in such country. The royalties are subject to reduction in specified circumstances. We are also responsible for paying royalties, and in some cases milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products. Alnylam was responsible for developing the lead product through the end of the first Phase 1 clinical trial and to supply the lead product for the first Phase 1 clinical trial and the first phase 2 clinical trial. Alnylam bore the costs for these activities. We are responsible for all other development, manufacturing and commercialization activities under the agreement.

Workforce Restructuring

In 2017 and 2018, we conducted a series of workforce reductions, as described below, and reduced our personnel to less than 60 full time employees. Upon signing release agreements, affected employees received a severance package, including reduction payments and fully paid health care coverage and outplacement services for six months to a year.

In June 2017, in connection with our voluntary discontinuation and withdrawal of Ionsys from the market in the United States, we commenced a workforce reduction, which resulted in the reduction of 57 employees, representing approximately 15% of our workforce.

Commencing in December 2017 and continuing through 2018, we implemented a series of workforce reductions to focus on inclisiran, improve efficiencies and better align costs and structure. All employees impacted by these reductions have been informed as to their respective timing of departure. Through November 5, 2018, 136 employees have been terminated and 137 employees were transferred as part of the sale of the infectious disease business unit to Melinta. These workforce reductions are expected to reduce headcount costs included in operating expenses by approximately $74.0 million on an annualized basis.

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

Results of Operations

Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017

Net Revenues:

Net revenues decreased to $(3.3) million for the three months ended September 30, 2018 as compared to $7.9 million for the three months ended September 30, 2017. Net revenues decreased 83.0% to $6.1 million for the nine months ended September 30, 2018 as compared to $36.2 million for the nine months ended September 30, 2017.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change $	Change %	2018	2017	Change $	Change %
	(in thousands)				(in thousands)
Net revenues	$(3,300)	$7,868	$(11,168)	*	$6,138	$36,194	$(30,056)	(83.0)%

The following table reflects the components of net revenues for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change $	Change %	2018	2017	Change $	Change %
	(in thousands)				(in thousands)
Angiomax	$(3,300)	$7,908	$(11,208)	*	$6,060	$35,866	$(29,806)	(83.1)%
Other products	—	(40)	40	(100.0)%	78	328	(250)	(76.2)%
Net revenues	$(3,300)	$7,868	$(11,168)	*	$6,138	$36,194	$(30,056)	(83.0)%
_______________________________________
*    Represents a change in excess of 100%

Angiomax. Net revenues from sales of Angiomax decreased by $11.2 million to a credit of $3.3 million in the three months ended September 30, 2018 compared to $7.9 million in the three months ended September 30, 2017. Net revenues from sales of Angiomax decreased by $29.8 million, or 83.1%, to $6.1 million in the nine months ended September 30, 2018 compared to $35.9 million in the nine months ended September 30, 2017. The decrease in the three and nine months ended September 30, 2018 was attributed to reductions in volume and price due to an increase in the number of generic versions of bivalirudin in the United States. In August 2018, we divested our rights to branded Angiomax in the United States to Sandoz, which had been selling an authorized generic of Angiomax (bivalirudin) as of July 2, 2015 pursuant to a supply and distribution agreement with us. As a result, we no longer have any marketed products.

Cost of Revenues:

Cost of revenues for the three months ended September 30, 2018 was $0.9 million, or (27.0)% of net revenues, compared to $4.3 million, or 54.5% of net revenues, in the three months ended September 30, 2017. Cost of revenues for the nine months ended September 30, 2018 was $6.6 million, or 106.8% of net revenues, compared to $26.8 million, or 73.9% of net revenues, in the nine months ended September 30, 2017.

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

•
for the three and nine months ended September 30, 2017, amortization of the costs of selling rights agreements, product licenses, developed product rights and other identifiable intangible assets, which result from product and business acquisitions.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	% of Total	2017	% of Total	2018	% of Total	2017	% of Total
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Manufacturing/Logistics	$920	103.4%	$4,500	105.0%	$6,450	98.4%	$19,625	73.3%
Royalties	(30)	(3.4)%	135	3.1%	108	1.6%	639	2.4%
Impairment of inventory and amortization of acquired product rights and intangible assets	—	—%	(348)	(8.1)%	—	—%	6,491	24.3%
Total cost of revenues	$890	100.0%	$4,287	100.0%	$6,558	100.0%	$26,755	100.0%

Cost of revenues decreased by $3.4 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease is mainly due to a $3.6 million decrease associated with manufacturing/logistics expenses attributed to the reduction in Angiomax product sales. In August 2018, we divested our rights to branded Angiomax in the United States to Sandoz, which had been selling an authorized generic of Angiomax (bivalirudin) as of July 2, 2015 pursuant to a supply and distribution agreement with us. As a result, we no longer have any marketed products.

Cost of revenues decreased by $20.2 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease is mainly due to a $13.2 million decrease associated with manufacturing/logistics expenses and $6.5 million related to the amortization of IPR&D and license fee. Manufacturing/logistics expenses decreased due to the reduction in Angiomax product sales. The decrease in amortization of IPR&D is attributed to Ionsys impairment charges recorded during the second quarter of 2017 which was written off as a result of the discontinuation and market withdrawal of Ionsys.

Asset Impairment Charges:

For the three and nine months ended September 30, 2018 we recognized impairment charges of $5.1 million, respectively, to reduce the carrying amount of fixed assets associated with the early stage infectious disease products to their estimated fair values of zero.

For the nine months ended September 30, 2017, we recognized impairment charges of $226.5 million, $26.2 million and $11.4 million to reduce the carrying amounts of the product licenses, developed product rights, and fixed assets, respectively, associated with Ionsys to their estimated fair values of zero as a result of the discontinuation and market withdrawal of Ionsys which became effective on June 19, 2017. In the second quarter of 2017, we also recognized impairment charges of $65.0 million to reduce the carrying amount of the in-process research and development associated with MDCO-700 to an estimated fair value of zero as a result of management’s decision to discontinue the MDCO-700 trials.

Research and Development Expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	% of Total	2017	% of Total	2018	% of Total	2017	% of Total
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Total marketed products	$301	0.9%	$62	0.2%	$555	0.5%	$3,598	4.3%
Research and development product candidates
Inclisiran	30,805	94.1%	30,015	90.7%	92,002	89.0%	66,430	80.3%
Other	1,630	5.0%	3,000	9.1%	10,839	10.5%	12,742	15.4%
Total research and development product candidates	32,435	99.1%	33,015	99.8%	102,841	99.5%	79,172	95.7%
Total research and development expenses	$32,736	100.0%	$33,077	100.0%	$103,396	100.0%	$82,770	100.0%

Research and development expenses decreased by $0.3 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease in research and development expenses during the three months ended September 30, 2018 is primarily attributed to $1.4 million due to other research and development product candidates that were not included in the sale of the infectious disease business. The decrease is partially offset by costs associated with the acceleration of clinical trials for inclisiran of $0.8 million and $0.3 million associated with other programs discontinued or withdrawn.

Research and development expenses increased by $20.6 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in research and development expenses during the nine months ended September 30, 2018 is primarily due to costs associated with the acceleration of clinical trials for inclisiran of $25.6 million. These increases are partially offset by decreases of $3.0 million associated with other programs discontinued or withdrawn and $1.9 million due to other research and development product candidates that were not included in the sale of the infectious disease business.

Selling, General and Administrative Expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change $	Change %	2018	2017	Change $	Change %
	(in thousands)				(in thousands)
Selling, marketing and promotional	$(6,909)	7,438	$(14,347)	(192.9)%	$(1,857)	$34,534	$(36,391)	(105.4)%
General corporate and administrative	13,735	26,327	(12,592)	(47.8)%	58,647	68,047	(9,400)	(13.8)%
Total selling, general and administrative expenses	$6,826	$33,765	$(26,939)	(79.8)%	$56,790	$102,581	$(45,791)	(44.6)%

Selling, general and administrative expenses decreased by $26.9 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Selling, marketing and promotional expenses decreased by $14.3 million during this period primarily due to a $7.0 million gain on the sale of our rights to branded Angiomax in the United States to Sandoz, and overall shift in corporate strategy and increased focus on research and development. General corporate and administrative expenses decreased by $12.6 million during the three months ended September 30, 2018, primarily attributed to workforce reduction costs as a result of restructuring efforts initiated in the prior year and lower general and corporate infrastructure costs.

Selling, general and administrative expenses decreased by $45.8 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Selling, marketing and promotional expenses decreased by $36.4 million during this period primarily due to the discontinuation and market withdrawal of Ionsys, $7.0 million gain on the sale of our rights to branded Angiomax in the United States to Sandoz, and overall shift in corporate strategy and increased focus on research and development. General corporate and administrative expenses decreased by $9.4 million during the nine months ended September 30, 2018. The decrease is primarily due to workforce reduction costs as a result of the restructuring initiatives discussed above and lower general and corporate infrastructure costs.

Co-promotion and License Income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change $	Change %	2018	2017	Change $	Change %
	(in thousands)				(in thousands)
Co-promotion and license income	$271	$769	$(498)	(64.8)%	$753	$2,283	$(1,530)	(67.0)%

Co-promotion and license income decreased by $0.5 million and $1.5 million during the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017. In the three and nine months ended September 30, 2017, license income included our agreement with SymBio Pharmaceuticals Ltd., or SymBio, which was terminated in the fourth quarter of 2017. Co-promotion and license income includes license income of $0.1 million and $0.4 million for the three and nine months ended September 30, 2018 and 2017, respectively, under our collaboration agreement with SciClone Pharmaceuticals related to Angiomax in China,

Loss on Short-term Investment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change $	Change %	2018	2017	Change $	Change %
	(in thousands)				(in thousands)
Loss on short-term investment	$(7,953)	$—	$(7,953)	100.0%	$(41,416)	$—	$(41,416)	100.0%

Loss on short-term investment of $8.0 million and $41.4 million during the three and nine months ended September 30, 2018 related to the non-cash change in fair value associated with our common stock ownership in Melinta. In connection with the sale of our infectious disease business, we received 3,313,702 shares of Melinta common stock having a market value, based on Melinta's closing share price on January 5, 2018, of approximately $54.5 million. The loss on short-term investments was derived based on the market value of Melinta’s common stock as of September 30, 2018.

Interest Expense:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change $	Change %	2018	2017	Change $	Change %
	(in thousands)				(in thousands)
Interest expense	$12,313	$11,810	$503	4.3%	$36,498	$36,753	$(255)	(0.7)%

During the three and nine months ended September 30, 2018, we recorded approximately $12.3 million and $36.5 million, respectively, in interest expense related to the 2022 notes and 2023 notes as compared to $11.8 million and $36.8 million in interest expense related to the 2017 notes, 2022 notes and 2023 notes during the three and nine months ended September 30, 2017, respectively. The increase in interest expense in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 is due non-cash interest expense associated with the 2022 notes and 2023 notes. The decrease in interest expense in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 is due to the maturity of the 2017 notes during the second quarter of 2017.

Other Income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change $	Change %	2018	2017	Change $	Change %
	(in thousands)				(in thousands)
Other income	$1,119	$448	$671	149.8%	$4,541	$1,592	$2,949	185.2%

Other income, which is comprised of interest income related to guaranteed payments associated with the sale of our infectious disease business, interest income and gains and losses on foreign currency transactions, increased by $0.7 million and $2.9 million, respectively, during the three and nine months ended September 30, 2018 compared to the three and nine months ended September

30, 2017. The increases compared to the three and nine months ended September 30, 2017 is primarily due to the accretion related to our guaranteed payments.

Benefit from Income Taxes:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change $	Change %	2018	2017	Change $	Change %
	(in thousands)				(in thousands)
Benefit from income taxes	$16,066	$66,636	$(50,570)	(75.9)%	$47,375	$89,608	$(42,233)	(47.1)%

For the three months ended September 30, 2018 and 2017, we recorded a benefit for income taxes of $16.1 million and $66.6 million, respectively. Our worldwide effective income tax rates for the three months ended September 30, 2018 and 2017 was approximately 23.7% and 90.2%, respectively.

For the nine months ended September 30, 2018 and 2017, we recorded a benefit for income taxes of $47.4 million and $89.6 million, respectively. Our worldwide effective income tax rates for the nine months ended September 30, 2018 and 2017 was approximately 19.9% and 16.7%, respectively.

For the three and nine months ended September 30, 2018, our benefit for income taxes is primarily attributable to the utilization of current period losses against a discrete provision of $55.2 million from the sale of our infectious disease business. For further details regarding the sale of the infectious disease business see Note 15, “Discontinued Operations,” in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

For the three and nine months ended September 30, 2017, our benefit for income taxes is the result of commercialization of Vabomere and impairment of IPR&D associated with MDCO-700, which created a discrete benefit item of $89.6 million, partially offset by a provision for state tax minimums and estimated taxes due by profitable foreign subsidiaries.

On December 22, 2017, the Tax Cuts and Jobs Act, or TCJA, was enacted which significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, repeals the corporate alternative minimum tax, or AMT, imposes additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a worldwide system of taxation to a territorial system. As a result of this legislation, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the TCJA and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balances was $126.5 million which was offset fully by the provisional amount recorded related to the reversal of previously established valuation allowances against these deferred tax balances. The TCJA also permits any remaining AMT tax attribute carryforwards to be used to offset future taxable income and/or be refundable over the next several years. As a result, we recognized a provisional benefit of $4.9 million during the year ended December 31, 2017 related to the reversal of a previously established valuation allowance against our AMT tax attribute carryforwards and the related refundable amount has been classified in other assets in the accompanying consolidated balance sheet. During the nine months ended September 30, 2018, we reduced our estimate of AMT credits to be realized by $0.3 million to reflect the impact of sequestration as required by the Balanced Budget and Emergency Deficit Control Act of 1985, as amended. In addition, based on our preliminary analysis, we do not believe that we have offshore earnings that would be subject to the mandatory transition tax.

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

(Loss) Income from Discontinued Operations, Net Of Tax:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change $	Change %	2018	2017	Change $	Change %
	(in thousands)				(in thousands)
(Loss) income from discontinued operations, net of tax	$(3,999)	$(22,957)	$18,958	82.6%	$110,242	$(81,834)	$192,076	234.7%

Loss from discontinued operations for the three months ended September 30, 2018 is attributed to a New Jersey surtax of 2.5% that has been imposed on corporate business taxpayers with New Jersey-apportioned entire net income greater than $1 million effective January 1, 2018. For details, see Note 5, “Income Taxes,” in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Income from discontinued operations for the nine months ended September 30, 2018 is attributed to the gain on the sale of our infectious disease business. For details on discontinued operations, see Note 15, “Discontinued Operations,” in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Due to the divesture of our rights to branded Angiomax in the United States to Sandoz during the three months ended September 30, 2018, we are no longer generating revenues from product sales. Prior to such divestiture, our revenues generated from product sales had been declining significantly since 2014 due to the introduction of generic competition against Angiomax and the divestiture of certain of our non-core products. We have incurred net losses and negative cash flows from operations since 2014 and had an accumulated deficit of $1,338.2 million as of September 30, 2018. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to develop, seek regulatory approval for and commercially launch inclisiran. We believe our existing cash and cash equivalents and short term investments of approximately $131.8 million as of September 30, 2018, together with $25 million payments due from Melinta on each of January 5, 2019 and July 5, 2019, will not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from November 8, 2018 (the date of filing this Form 10-Q).

Because we expect to continue to incur negative cash flows from operations, we will need to raise additional funds by selling additional equity or debt securities or seeking additional financing through other arrangements in order to meet our anticipated operating and other funding requirements for the next twelve months. There can be no assurances that public or private financings or other financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our ability to obtain additional equity or debt financing may be limited by market conditions. If we were unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development or commercialization activities. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern.

Sources of Liquidity

Since our inception, we have financed our operations principally through revenues from sales of Angiomax and our other products, product divestitures and the sale of common stock, convertible promissory notes and warrants. Revenue from sales of Angiomax has decreased substantially to $6.1 million for the nine months ended September 30, 2018 due to generic competition. We had $118.7 million and $13.1 million in cash and cash equivalents and short term investments, respectively, as of September 30, 2018. In August 2018, we divested our rights to branded Angiomax in the United States to Sandoz, which had been selling an authorized generic of Angiomax (bivalirudin) as of July 2, 2015 pursuant to a supply and distribution agreement with us. As a result, we no longer have any marketed products.

Cash Flows

As of September 30, 2018, we had $124.1 million in cash, cash equivalents and restricted cash as compared to $156.9 million as of December 31, 2017. The decrease in cash, cash equivalents and restricted cash in the nine months ended September 30, 2018 was due primarily to $222.8 million of net cash used in operating activities, partially offset by $176.3 million and $15.1 million of net cash provided by investing activities and financing activities, respectively.

Net cash used in operating activities was $222.8 million and $304.8 million for the nine months ended September 30, 2018 and 2017, respectively. The cash used in operating activities during the nine months ended September 30, 2018 is primarily due to decreases in non-cash items of $94.5 million, changes in working capital items of $47.6 million and a net loss of $80.7 million. Non-cash items primarily consist of gain on sale of business, loss on short-term investments, amortization of debt discount, stock compensation expense, gain on sale of assets, depreciation and amortization and changes in contingent consideration obligations.

Net cash provided by investing activities was $176.3 million in the nine months ended September 30, 2018, which was due to proceeds from the sale of the infectious disease business of $166.4 million and proceeds from the sale of assets of $9.9 million. Net cash used in investing activities was $46.7 million in the nine months ended September 30, 2017, which was due to purchases of available for sale securities of $131.6 million and purchases of fixed assets of $4.5 million partially offset by proceeds from maturities and sale of available for sale securities of $89.3 million.

Net cash provided by financing activities was $15.1 million in the nine months ended September 30, 2018, which was primarily due to $15.6 million of proceeds from issuance of common stock and purchases of stock under our employee stock purchase plan, partially offset by $0.5 million in payments of contingent purchase price. Net cash used in financing activities was $24.6 million in the nine months ended September 30, 2017, which was primarily due to $55.0 million for the repayment of the 2017 notes and $10.1 million in payments of contingent purchase price, partially offset by $40.7 million of proceeds from issuance of common stock and purchases of stock under our employee stock purchase plan.

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

As of November 7, 2018, our total potential milestone payment obligations related to development, regulatory and commercial milestones for inclisiran, assuming all milestones are achieved in accordance with our license and collaboration agreement with Alnylam, would be $150.0 million. Of this amount, $50.0 million relates to regulatory approval milestones and $100.0 million relates to commercial milestones. We had additional contingent cash payments relating to pre-clinical infectious disease assets acquired in our Rempex acquisition (which were not divested in the Melinta transactions), but the obligations for such payments were assumed by Qpex in its acquisition of the pre-clinical infectious disease assets in October 2018. These amounts also do not include milestone payments of up to $175.8 million related to the Ionsys product, which was discontinued and withdrawn in the U.S. in June 2017 and which has also been discontinued in Europe, and the MDCO-700 development program, which we discontinued in August 2017.

Of the total potential milestone payment obligations, based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we do not expect that we would make any milestone payments under our license and collaboration agreement with Alnylam for the remainder of 2018.

We continually evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, alternative sources and uses of capital, debt service requirements, the cost of debt and equity capital and estimated future operating cash flow. We may raise additional capital; generate cash proceeds from entering into collaboration agreements with respect to inclisiran; restructure or refinance outstanding debt; repurchase material amounts of outstanding debt or equity; or take a combination of such steps or other steps to increase or manage our liquidity and capital resources. Any such actions or steps could have a material effect on us.

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

•
the extent to which we are able to realize additional funds through our sources of liquidity from the Melinta transaction or from the future payments, if any, expected to be received from Melinta due to the sale of the infectious disease business;

•	the continuation or termination of third-party manufacturing, distribution and sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs, including scaling our operations in anticipation of a potential launch of inclisiran;

•	the amounts of our payment obligations to third parties with respect to inclisiran; and

•	our ability to defend and enforce our intellectual property rights.

With respect to both our short-term and long-term cash requirements, if our existing cash resources, together with cash that we generate from other sources, are insufficient to satisfy our product launch, research and development and other funding requirements, including obligations under our convertible notes, we will need to sell additional equity or debt securities or seek additional financing through other arrangements, any of which could be material. Any sale of additional equity or convertible debt securities may result in dilution to our stockholders. Public or private financing may not be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to inclisiran that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. Moreover, our ability to obtain additional debt financing may be limited by the 2022 notes and the 2023 notes, market conditions or otherwise. If we are unable to obtain additional financing or otherwise increase our cash resources, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could adversely affect our business, financial condition and operating results.

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

Currently, we are party to the legal proceedings described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, which include patent litigation matters and litigation related to a license agreement. We have assessed such legal proceedings and recorded a loss contingency of $5.2 million, consisting of an upfront payment of $1.2 million and additional payments of $4 million, in the aggregate, on June 30, 2020 and June 30, 2021, as a result of settlement of the Biogen matter discussed therein. For all other matters we do not believe that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. As a result, we have not recorded a loss contingency related to these legal proceedings. Particularly with respect to the litigation related to a Company license agreement, we are presently unable to predict the outcome of such lawsuit or to reasonably estimate the possible loss, or range of potential losses, if any, related to such lawsuit. While it is not possible to determine the outcome of the matters described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, we believe it is possible that the resolution of all such matters could have a material adverse effect on our business, financial condition or results of operations.

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to royalties, milestone payments, option exercise and other contingent payments due under our license and acquisition agreements, purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations and increases to our restricted cash in connection with our lease of our principal office space in Parsippany, New Jersey as of September 30, 2018.

During the quarter ended September 30, 2018 there were no other material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our significant accounting policies are more fully described in Note 2, “Significant Accounting Policies,” of our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Note 2 of our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We believe that our estimates relating to revenue recognition, inventory, share-based compensation, income taxes, in-process research and development, contingent purchase price from business combinations and impairment of long-lived assets and goodwill described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 are “critical accounting estimates.” Please refer to Note 2, “Significant Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for a discussion on changes to certain accounting policies during the nine months ended September 30, 2018.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash and cash equivalents. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At September 30, 2018, we held $118.7 million in cash and cash equivalents, which had an average interest rate of approximately 0.88%. A 10% change in such average interest rate would have had an approximate $0.1 million impact on our annual interest income. At September 30, 2018, all cash and cash equivalents were due on demand and 89.4% was held in the United States.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency, however as of September 30, 2018 they were not material.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Silence Therapeutics Litigation

In July 2017, Silence Therapeutics plc and Silence Therapeutics GmbH, which we refer to together as Silence, issued, and in October 2017 served, a claim in the High Court of Justice, Chancery Division, Patents Court in the United Kingdom, naming The Medicines Company UK Ltd., our wholly owned subsidiary, Alnylam and Alnylam UK Limited, as co-defendants. In Silence’s claim, it sought a determination that it is entitled to supplementary protection certificates, or SPCs, based on Silence’s European Patent No. 2,258,847, or the ‘847 patent, and the prospective European regulatory approvals for inclisiran and for certain of Alnylam’s product candidates. This was based on Silence’s assertion that inclisiran and the cited Alnylam product candidates fall within the scope of the ‘847 patent. An SPC is an intellectual property right that could extend the life of the ‘847 patent in relation to a specified product for a period of up to five additional years bringing the expiration date up to 2028. In addition, Silence sought costs, interest and other unspecified relief. On October 31, 2017, we acknowledged service of the claim served by Silence and on November 30, 2017, submitted substantive defenses to the claim.
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

Eagle Litigation

On February 2, 2016, we filed suit against Eagle Pharmaceuticals, Inc., or Eagle, SciDose LLC and TherDose Pharma Pvt. Ltd. for infringement of U.S. Patent Nos. 7,713,928, or the ’928 patent, and 7,803,762, or the ’762 patent, by Eagle’s New Drug Application No. 208298 for ready-to-use bivalirudin. In the lawsuit, we assert that the ‘928 and ‘762 patents are co-owned by us and Eagle and are exclusively licensed to us. The complaint also seeks a declaration that we are an owner and exclusive licensee of U.S. Patent Application No. 14/711,359 pursuant to the parties’ License and Development Agreement, which Eagle represents covers the product described in its NDA No. 208298. On March 25, 2016 defendants filed a motion to dismiss.  On April 18, 2016 we filed an amended complaint reasserting the original claims and raising additional claims of, inter alia, trademark infringement, unfair competition and tortious interference.  The trademark infringement claim asserts that Eagle’s mark for its ready-to-use bivalirudin, Kangio, infringes our Angiomax® mark and the Kengreal® mark.  On May 23, 2016 defendants filed a second motion to dismiss, which we opposed. On July 8, 2016, the Court entered a stipulation of dismissal of the trademark related claims in which defendants represented that they have abandoned their U.S. trademark applications for Kangio, they will not use the Kangio trademark in U.S. commerce for goods and services related to bivalirudin and/or anticoagulants, and that they have and/or will remove any reference to Kangio from any and all promotional and marketing material and any applicable labeling and packaging. On July 21, 2016, defendants filed a motion to bifurcate and stay our patent infringement claims. On August 18, 2016 the Court denied defendants’ second motion to dismiss on all counts and on September 9, 2016 the Court denied defendants’ motion to bifurcate and stay the patent infringement claims. On October 10, 2016, defendants filed a motion for summary judgment on the same grounds advanced in the motion to dismiss, which we have opposed. On March 15, 2017, the Court denied defendants’ motion for summary judgment. Defendants informed us that they are prepared and will deliver to us any actual physical materials and assign any intellectual property or sNDA related to the ready-to-use bivalirudin and, on October 4, 2017, based on the argument that this offer would resolve all federal claims in dispute, defendants filed a motion to dismiss the remaining claims for lack of subject matter jurisdiction. On October 16, 2017, defendants filed a motion to stay discovery pending a resolution on their motion to dismiss. On November 6, 2017, we filed an opposition to the defendants’ motion to dismiss and an opposition to defendants’ motion to stay discovery. Following settlement discussions, the parties agreed to settle the case and entered into a joint stipulation and order of dismissal with prejudice pursuant to which the case was dismissed with prejudice. As part of the settlement, Eagle made a one-time payment to us and assigned to us all of Eagle’s respective rights, title, and interest, including intellectual property, to Eagle’s sNDA No. 208298.

Biogen Idec Litigation

On September 15, 2015, Biogen Idec, notified us that after completing an audit of our books and records for the fourth quarter of 2014, Biogen Idec believed it was owed additional royalties relating to Angiomax under our license agreement with Biogen Idec. On September 23, 2015, we filed suit against Biogen Idec in the United States District Court for the District of New Jersey seeking, inter alia, declaratory judgments that we have satisfied our obligations under the license agreement. On November 12, 2015, Biogen Idec answered the complaint denying our claims and asserting counterclaims for breach of contract. In February 2017, Biogen’s claim for audit costs was voluntarily dismissed.  Following settlement discussions, the parties agreed to settle the case and entered into a joint stipulation and order of dismissal with prejudice. As part of the settlement, we made an upfront payment of $1.2 million upon entering into the settlement agreement and agreed to make additional payments of $4 million, in the aggregate, on June 30, 2020 and June 30, 2021.

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

Risks Related to Development, Approval and Commercialization of Inclisiran

We are almost entirely dependent on the success of inclisiran, our only drug candidate, which is currently in Phase 3 of clinical development, and we cannot be certain that inclisiran will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

Following our divestiture of Angiomax in the United States to Sandoz, we no longer market any products and we may never be able to develop inclisiran as a marketable product. We expect that a substantial majority of our efforts and expenditures over the next few years will be devoted to inclisiran.

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

We expect that the revenues from inclisiran, if approved, will represent nearly all of our revenues in the future. As a result, if we are unable to successfully commercialize inclisiran, our business, results of operations and financial condition would be materially harmed.

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

Due to the divesture of our rights to branded Angiomax in the United States to Sandoz during the three months ended September 30, 2018, we are no longer generating revenues from product sales. Prior to such divestiture, our revenues generated from product sales had been declining significantly since 2014 due to the introduction of generic competition against Angiomax and the divestiture of certain of our non-core products. Revenues have declined significantly to $6.1 million for the nine months ended September 30, 2018 as generic competition for Angiomax has increased and, with our divestiture of Angiomax in the United States to Sandoz, we no longer receive any revenue from Angiomax. We have incurred net losses and negative cash flows from operations since 2014 and had an accumulated deficit of $1.3 billion as of September 30, 2018. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to develop, seek regulatory approval for and commercially launch inclisiran. We believe our existing cash and cash equivalents of approximately $118.7 million as of September 30, 2018, together with $25 million payments due from Melinta on each of January 5, 2019 and July 5, 2019, will not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from November 8, 2018 (the date of filing this Form 10-Q).

Because we expect to continue to incur negative cash flows from operations, we will need to raise additional funds by selling additional equity or debt securities or seeking additional financing through other arrangements in order to meet our anticipated operating and other funding requirements for the next twelve months. There can be no assurances that public or private financings or other financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our ability to obtain additional equity or debt financing may be limited by market conditions. If we were unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development or commercialization activities.

We have a history of net losses and may not achieve profitability in future periods.

We have incurred net losses in many years and on a cumulative basis since our inception, and we expect to continue to incur net losses. As of September 30, 2018, we had an accumulated deficit of approximately $1.3 billion. In those periods in which we were able to achieve profitability, our profitability was based on revenue from sales of Angiomax, and a substantial majority of our historic revenue has been generated from sales of Angiomax in the United States. However, generic competition for Angiomax commenced in the United States in July 2015, we lost market exclusivity for Angiomax in Europe in August 2015 and in the second half of 2018, divested Angiomax in the United States. Revenues have declined significantly to $6.1 million for the nine months ended September 30, 2018 due to increased generic competition for Angiomax and our divestiture of Angiomax in the United States.

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

We need to raise additional capital. If we are unable to obtain such capital on favorable terms or at all, we will not be able to execute on our business plans and our business, financial condition and results of operations will be adversely affected.

On November 3, 2015, we announced that our current intention was to explore strategies for optimizing our capital structure and liquidity position. At September 30, 2018, we had approximately $118.7 million in cash and cash equivalents. We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with inclisiran. We also will require cash to pay interest on the $400.0 million aggregate principal amount of the 2022 notes and the $402.5 million aggregate principal amount of the 2023 notes, and to make principal payments on the 2022 notes and 2023 notes at maturity or upon conversion (other than the 2023 notes upon conversion, in which case we will have the option to settle entirely in shares of our common stock).

In addition, as of November 7, 2018, our total potential milestone payment obligations related to development, regulatory and commercial milestones for inclisiran, assuming all milestones are achieved in accordance with the terms of our license and collaboration agreement with Alnylam, would be $150.0 million. Of this amount, $50.0 million relates to regulatory approval milestones and $100.0 million relates to commercial milestones. We had additional contingent cash payments relating to pre-clinical infectious disease assets acquired in our Rempex acquisition (and which were not divested in the Melinta transactions), but the obligations for such payments were assumed by Qpex in its acquisition of the pre-clinical infectious disease assets in October 2018. These amounts also do not include milestone payments of up to $175.8 million related to the Ionsys product, which was discontinued and withdrawn in the United States in June 2017 and which has also been discontinued in Europe, and the MDCO-700 development program, which we discontinued in August 2017.

In addition, of the total potential milestone payment obligations, based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we do not expect that we would make milestone payments under our license agreement and collaboration agreement with Alnylam during the remainder of 2018.
We continually evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, alternative sources and uses of capital, debt service requirements, the cost of debt and equity capital and estimated future operating cash flow. We may raise additional capital; generate cash proceeds from entering into collaboration agreements with respect to inclisiran; restructure or refinance outstanding debt; repurchase material amounts of outstanding debt or equity; or take a combination of such steps or other steps to increase or manage our liquidity and capital resources. Any such actions or steps could have a material effect on us.
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

•
the extent to which we are able to realize additional funds through our sources of liquidity from the Melinta transaction or from the future payments, if any, expected to be received from Melinta due to the sale of the infectious disease business;

•	the continuation or termination of third-party manufacturing, distribution and sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs, including scaling our operations in anticipation of a potential launch of inclisiran;

•	the amounts of our payment obligations to third parties with respect to inclisiran; and

•	our ability to defend and enforce our intellectual property rights.

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

In the event the conditional conversion feature of the 2022 notes or the 2023 notes is triggered, holders of such notes will be entitled to convert the notes at any time during specified periods at their option, which are set forth in the applicable indenture. If one or more holders elect to convert their 2022 notes, we would be required, with respect to each $1,000 principal amount of 2022 notes, to make cash payments equal to the lesser of $1,000 and the sum of the daily conversion values, which could adversely affect our liquidity. If the holders of all of the 2022 notes were able to exercise their conversion option, we would not have sufficient cash to satisfy our payment obligations with respect to all of the 2022 notes and meet our anticipated funding requirements for a year from November 8, 2018. With respect to the 2023 notes, we have the option to settle conversions entirely in cash, in common stock or a combination thereof. In addition, even if holders do not elect to convert their notes, we are required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long‑term liability, which results in a material reduction of our net working capital.

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

Our competitors may develop, market or license products or novel technologies that are more effective, safer, more convenient or less costly than any that are being developed by us, or may obtain marketing approval for their products from the FDA or equivalent foreign regulatory bodies more rapidly than we may obtain approval for ours. There are well established products, including in many cases generic products, that are approved and marketed for the indications for which we are developing inclisiran. In addition, competitors are developing products for such markets and indications. A description of the competition for inclisiran is included in “Part I, Item 1. Business-Competition” of our Annual Report on Form 10-K for the year ended December 31, 2017.

We expect inclisiran to compete on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over our products, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

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

As we continue to develop inclisiran, we may wish to increase our product liability insurance. Product liability coverage is expensive. In the future, we may not be able to maintain or obtain such product liability insurance on reasonable terms, at a reasonable cost or in sufficient amounts to protect us against losses due to product liability claims.

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

Risks Related to our Dependence on Third Parties for Manufacturing, Research and Development, and Distribution Activities

We do not have manufacturing or supply capabilities and are completely dependent on third parties for the manufacture and supply of inclisiran. We depend on a limited number of suppliers for the production of bulk drug substance for inclisiran and to carry out fill-finish activities. If any of these suppliers does not or cannot fulfill its manufacturing or supply obligations to us, our ability to conduct clinical trials of inclisiran could be impaired and our business could be harmed.

We do not manufacture inclisiran and do not plan to develop any capacity to manufacture it. We currently rely on a limited number of manufacturers and other third parties for bulk substance and to carry out fill-finish activities for inclisiran. We expect to continue this manufacturing strategy for the foreseeable future.

In the event that any third-party is unable or unwilling to carry out its respective manufacturing or supply obligations or terminates or refuses to renew its arrangements with us, we may be unable to obtain alternative manufacturing or supply on commercially reasonable terms on a timely basis or at all. In such cases, the third-party manufacturers have made no commitment to supply the drug product to us on a long-term basis and could reject our purchase orders. Only a limited number of manufacturers are capable of manufacturing inclisiran. Consolidation within the pharmaceutical manufacturing industry could further reduce the number of manufacturers capable of producing our products, or otherwise affect our existing contractual relationships.

If we were required to transfer manufacturing processes to other third-party manufacturers and we were able to identify an alternative manufacturer, we would still need to satisfy various regulatory requirements. Satisfaction of these requirements could cause us to experience significant delays in receiving an adequate supply of inclisiran and could be costly. Moreover, we may not be able to transfer processes that are proprietary to the manufacturer. Any delays in the manufacturing process may adversely impact our ability to supply product for clinical trials of inclisiran, which could affect our ability to complete clinical trials of inclisiran on a timely basis and our ability to meet commercial demands for our products on a timely basis, which could reduce our revenue.

If third parties on whom we rely to manufacture and support the development and commercialization of inclisiran do not fulfill their obligations or we are unable to establish or maintain such arrangements, the development and commercialization of our products may be terminated or delayed, and the costs of development and commercialization may increase.

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

We may not be able to establish and maintain arrangements to develop, manufacture and, if approved, commercialize inclisiran or any additional product candidates or products we may acquire on terms that are acceptable to us. Any current or future arrangements for development and commercialization may not be successful. If we are not able to establish or maintain agreements relating to inclisiran or any additional products or product candidates we may acquire, our results of operations would be materially adversely affected.

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

If any third party that manufactures or supports the development or commercialization of our products breaches or terminates its agreement with us, fails to commit sufficient resources to our collaboration or conduct its activities in a timely manner, or fails to comply with regulatory requirements, such breach, termination or failure could:

•	delay or otherwise adversely impact the manufacturing, development or commercialization of inclisiran or any additional products or product candidates that we may acquire or develop;

•
require us to seek a new collaborator or undertake unforeseen additional responsibilities or devote unforeseen additional resources to the manufacturing, development or commercialization of our products; or

•	result in the termination of the development or commercialization of our products.

Our reliance on third-party manufacturers and suppliers to supply inclisiran may increase the risk that we will not have appropriate supplies of the product or that sanctions may be imposed on us or the manufacturer due to a manufacturer’s failure to comply with regulation requirements, either of which could adversely affect our business, results of operations and financial condition.

Reliance on third-party manufacturers and suppliers entails risks to which we would not be subject if we manufactured inclisiran ourselves, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing or supply agreement by the third party; and

•	the possible termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.
Inclisiran may compete with products of third parties for access to manufacturing facilities. If we are not able to obtain adequate supplies of our products, it will be more difficult for us to compete effectively and develop inclisiran.
Our manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to evaluate compliance with the FDA’s current good manufacturing practices, or cGMP, regulations and other governmental regulations and corresponding foreign standards. We cannot be certain that our present or future manufacturers will be able to comply with cGMP regulations and other FDA regulatory requirements or similar regulatory requirements outside the United States. We do not control compliance by our manufacturers with these regulations and standards. Failure of our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on the manufacturer or us, including fines and other monetary penalties, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products in development, delays, suspension or withdrawal of approvals, suspension of clinical trials, license revocation, seizures or recalls of products in development or products, interruption of production, warning letters, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of inclisiran.

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

Prior to our divestiture of our pre-clinical infectious disease assets to Qpex, we conducted research and development activities that involved the controlled use of potentially hazardous substances, including chemical, biological and radioactive materials and viruses. In addition, our operations produced hazardous waste products. Federal, state and local laws and regulations in the United States and Canada govern the use, manufacture, storage, handling and disposal of hazardous materials. With respect to research and development activities conducted prior to our divestiture of our pre-clinical infectious disease assets, we may incur liability as a result of contamination or injury resulting from hazardous materials, which could exceed our resources. We have only limited insurance for liabilities arising from hazardous materials.

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

If we or the contract manufacturers manufacturing inclisiran fail to comply with the extensive regulatory requirements to which we, our contract manufacturers and inclisiran are subject, the development of inclisiran could be jeopardized and we could be subject to penalties.

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

We may incur significant liability if it is determined that we are promoting the “off-label” use of inclisiran, if approved.

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

In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the value of patents, once obtained, and with regard to our ability to obtain patents in the future. Depending on decisions by the U.S. Congress, the federal courts, and the U.S. Patent and Trademark Office, or PTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

We exclusively license patents and patent applications for inclisiran. The patents covering inclisiran are currently set to expire at various dates.

Inclisiran. We have exclusively licensed from Alnylam patents and patent applications covering RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases for purposes of developing and commercializing such RNAi therapeutics. In October 2018, we received an issue notification issued by the PTO for a patent application that contains claims directed to specific compositions of the inclisiran product we are developing and methods of administrating such compositions, which indicated that such patent application will issue on November 13, 2018 under patent number U.S. Patent No. 10,125,369, or the ‘369 patent.  When issued, the ‘369 patent will be set to expire in December 2033 (not including any patent term extension). In addition, some of the patents licensed from Alnylam are directed to general RNAi technology and expire between 2020 and 2028 in the United States. Other patents are directed to compositions of the inclisiran product being developed under our license from Alnylam and to methods of treatment using such inclisiran product and the patents expire in 2027 and 2028 in the United States. In addition, we and Alnylam have filed and are prosecuting a number of patent applications in the United States and in certain foreign countries.

We plan to file applications for patent term extension for inclisiran upon its approval. If we do not receive patent term extensions for the periods requested by us or at all, our patent protection for inclisiran could be limited.

With respect to the portfolio of patents licensed from Alnylam, it is possible that one or more companies hold patent rights that could be asserted against us or patent rights to which we may need a license. If a court rules that we need such patent rights that have been asserted against us and/or we are not able to obtain a license on reasonable terms, we may be forced to pay excessive license fees or may be unable to market inclisiran, which in either case could have a material adverse effect on our business. For example, in October 2017 Silence served a claim in the High Court of Justice, Chancery Division, Patents Court in the United Kingdom, naming The Medicines Company UK Ltd., our wholly owned subsidiary, Alnylam and Alnylam UK Limited, as co-defendants. In Silence’s claim, it sought a determination that it is entitled to supplementary protection certificates, or SPCs, based on its European Patent No. 2,258,847, or the ‘847 patent, and the prospective European regulatory approvals for inclisiran and for certain of Alnylam’s product candidates. This was based on Silence’s assertion that inclisiran and the cited Alnylam product candidates fall within the scope of the ‘847 patent. An SPC is an intellectual property right that could extend the life of the Silence patent in relation to a specified product for a period of up to five additional years bringing the expiration date up to 2028. In addition, Silence sought costs, interest and other unspecified relief. On October 31, 2017, we acknowledged service of the claim served by Silence and on November 30, 2017, submitted substantive defenses to the claim. On October 27, 2017, we and Alnylam filed and served a claim against Silence in the High Court seeking revocation of the ‘847 patent, as well as a declaration of non-infringement by inclisiran and certain of Alnylam’s product candidates of the ‘847 patent, and costs and interest among other potential remedies. On November 14, 2017, Silence filed a defense to our claim along with counterclaims alleging infringement of the ‘847 patent by inclisiran and certain of Alnylam’s product candidates. On December 11, 2017, we filed an answer and defense to the counter claims. The High Court has listed the trial for 10 days which is to be heard in a window starting on December 3, 2018 for all claims between Silence, Alnylam and us. On June 29, 2018, Silence withdrew the proceedings it issued against us seeking a determination that it is entitled to SPCs based on the ‘847 patent and the prospective European regulatory approvals for inclisiran. In the remaining revocation and infringement proceedings based on the '847 patent, on July 2, 2018, Silence filed an application for an order for permission to amend the '847 patent. In parallel to the above High Court proceedings, on December 14, 2017 we also commenced opposition proceedings at the EPO seeking revocation of the '847 patent. Alnylam and Sanofi have also each commenced opposition proceedings for the revocation of the '847 patent at the EPO. Although we believe the ‘847 patent is invalid and not infringed by inclisiran and we will vigorously defend any claim brought against us by Silence, litigation is subject to inherent uncertainty.

Angiomax. In August 2018, we divested our rights to Angiomax, including all intellectual property, in the United States to Sandoz. The patents transferred to Sandoz included U.S. Patent No. 7,582,727, or the ‘727 patent, and U.S. Patent No. 7,598,343, or the ‘343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The ‘727 patent and the ‘343 patent are set to expire in January 2029, which includes pediatric exclusivity. In response to Paragraph IV Certification Notice letters we received with respect to ANDAs filed by a number of parties with the FDA seeking approval to market generic versions of Angiomax, we filed lawsuits against the ANDA filers alleging patent infringement of the ‘727 patent and ‘343 patent. The lawsuits have now all been settled, dismissed or, in the cases of Hospira, Inc. and Mylan Pharmaceuticals, Inc., subject to final judgments in which such ANDA filers were found not to infringe our patents. Following our settlements with ANDA filers, we submitted the settlement documents for each settlement to the U.S. Federal Trade Commission, or the FTC, and the U.S. Department of Justice, or the DOJ. The FTC, the DOJ and state attorney general offices could seek to challenge our settlements or a third party could initiate a private action under antitrust or other laws challenging our settlements. While we believe our settlements are lawful, we may not prevail in any such challenges or litigation, in which case the other party might obtain injunctive relief, remedial relief, or such other relief as a court may order. In any event, we may incur significant costs in the event of an investigation or in defending any such action and our business and results of operations could be materially impacted if we fail to prevail against any such challenges.

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

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2015 to November 7, 2018, the last reported sale price of our common stock ranged from a high of $55.95 per share to a low of $23.22 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

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

THE MEDICINES COMPANY

Date:	November 8, 2018	By:	/s/ Christopher J. Visioli
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
101
The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.