Form 10-Q
period 2019-03-31
MEDICINES CO /DE
filed 2019-04-26
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2019
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

Yes ☐ No ☑

As of April 22, 2019, there were 73,899,749 shares of Common Stock, $0.001 par value per share, outstanding (excluding 3,013,143 shares held in treasury).

THE MEDICINES COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2019

Part I. Financial Information

Item 1. Condensed Financial Statements

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$199,736	$238,310
Short-term investment	2,353	2,627
Inventory, net	1,098	864
Prepaid expenses and other current assets	54,912	53,002
Total current assets	258,099	294,803
Fixed assets, net	8,372	8,872
Goodwill	200,571	200,571
Restricted cash	6,709	6,710
Contingent purchase price from sale of businesses	325,806	325,806
Other assets	36,296	4,924
Total assets	$835,853	$841,686
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,786	$695
Accrued expenses	43,813	57,716
Other current liabilities	7,546	—
Total current liabilities	63,145	58,411
Convertible senior notes	808,701	792,752
Other liabilities	39,396	12,787
Total liabilities	911,242	863,950
Stockholders’ (deficit) equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 187,500,000 authorized; 76,884,069 issued and 73,870,926 outstanding at March 31, 2019 and 76,861,668 issued and 73,848,525 outstanding at December 31, 2018	77	77
Additional paid-in capital	1,460,545	1,452,975
Treasury stock, at cost; 3,013,143 shares at March 31, 2019 and December 31, 2018	(90,016)	(90,016)
Accumulated deficit	(1,440,589)	(1,380,724)
Accumulated other comprehensive loss	(5,406)	(4,576)
Total stockholders’ deficit	(75,389)	(22,264)
Total liabilities and stockholders’ deficit	$835,853	$841,686
See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Net revenues	$—	$7,771
Operating expenses:
Cost of revenues	—	2,737
Research and development	27,011	40,366
Selling, general and administrative	16,982	28,951
Total operating expenses	43,993	72,054
Loss from operations	(43,993)	(64,283)
Co-promotion and license income	—	228
Loss on short-term investment	(266)	(29,989)
Interest expense	(16,024)	(12,077)
Other income	421	2,369
Loss from continuing operations before income taxes	(59,862)	(103,752)
(Provision for) benefit from income taxes	(3)	18,916
Loss from continuing operations	(59,865)	(84,836)
Income from discontinued operations, net of tax	—	113,985
Net (loss) income	$(59,865)	$29,149

Basic (loss) earnings per common share:
Loss from continuing operations	$(0.80)	$(1.15)
Earnings from discontinued operations	—	1.54
Basic (loss) earnings per share	$(0.80)	$0.39

Diluted (loss) earnings per common share:
Loss from continuing operations	$(0.80)	$(1.15)
Earnings from discontinued operations	—	1.54
Diluted (loss) earnings per share	$(0.80)	$0.39

Weighted average number of common shares outstanding:
Basic	74,463	73,802
Diluted	74,463	73,802

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(59,865)	$29,149
Other comprehensive (loss) income:
Foreign currency translation adjustment	(830)	(471)
Amounts reclassified from accumulated other comprehensive loss	—	1,183
Other comprehensive (loss) income	(830)	712
Comprehensive (loss) income	$(60,695)	$29,861

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Comprehensive Income	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity (Deficit)
Balance at January 1, 2018	76,191	$76	(3,013)	$(90,016)	$1,377,393	$(1,257,356)	$(5,183)	$24,914
Employee stock purchases	335	—			8,637			8,637
Issuance of restricted stock awards	35	—						—
Non-cash stock compensation					4,454			4,454
Adoption of new accounting standard related to revenue recognition						(210)		(210)
Net income						29,149		29,149
Currency translation adjustment							(471)	(471)
Amounts reclassified from accumulated other comprehensive income							1,183	1,183
Balance at March 31, 2018	76,561	$76	(3,013)	$(90,016)	$1,390,484	$(1,228,417)	$(4,471)	$67,656

Balance at January 1, 2019	76,862	$77	(3,013)	$(90,016)	$1,452,975	$(1,380,724)	$(4,576)	$(22,264)
Employee stock purchases	33	—			672			672
Issuance of restricted stock awards	(10)	—						—
Non-cash stock compensation					4,446			4,446
Equity component of 2024 Notes issuance, net					2,452			2,452
Net loss						(59,865)		(59,865)
Currency translation adjustment							(830)	(830)
Balance at March 31, 2019	76,885	$77	(3,013)	$(90,016)	$1,460,545	$(1,440,589)	$(5,406)	$(75,389)

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(59,865)	$29,149
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	501	728
Amortization of debt discount	9,161	6,745
Unrealized foreign currency transaction losses, net	706	768
Stock compensation expense	4,446	4,454
Gain on sale of business	—	(168,955)
Gain on sale of assets	(500)	—
Loss on short-term investments	266	29,989
Reserve for excess or obsolete inventory	—	(410)
Changes in contingent purchase price	—	(262)
Changes in operating assets and liabilities:
Accounts receivable	—	(4,206)
Inventory, net	(138)	1,213
Prepaid expenses and other assets	1,727	5,552
Accounts payable	11,098	(4,351)
Accrued expenses	(14,313)	(9,931)
Other current liabilities	—	(4,047)
Payments on contingent purchase price	—	(19)
Other liabilities	(2,912)	4,262
Net cash used in operating activities	(49,823)	(109,321)
Cash flows from investing activities:
Proceeds from sale of assets	500	—
Purchases of fixed assets	—	(7)
Proceeds from sale of business	—	166,383
Net cash provided by investing activities	500	166,376
Cash flows from financing activities:
Proceeds from issuances of common stock, net	672	8,683
Payments on contingent purchase price	—	(171)
Proceeds from the issuance of convertible senior notes	9,500	—
Debt and equity issuance costs	(280)	—
Net cash provided by financing activities	9,892	8,512
Effect of exchange rate changes on cash	856	(962)
(Decrease) increase in cash, cash equivalents and restricted cash	(38,575)	64,605
Cash, cash equivalents and restricted cash at beginning of period	245,020	156,900
Cash, cash equivalents and restricted cash at end of period(a)	$206,445	$221,505
Supplemental disclosure of cash flow information:
Interest paid	$10,534	$10,534
(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheet:

	Three Months Ended March 31,
	2019	2018
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$199,736	215,962
Restricted cash	6,709	5,543
Total cash, cash equivalents and restricted cash at end of period	$206,445	$221,505

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

2. Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Significant Accounting Policies,” in the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Form 10-K).

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

The Company’s results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected from the Company for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the 2018 Form 10-K.

Going Concern

Due to the divestiture of the Company’s rights to branded Angiomax in the United States to Sandoz Inc. (Sandoz) during 2018, the Company is no longer generating revenues from product sales. Prior to such divestiture, the Company’s revenues generated from product sales had been declining significantly since 2014 due to the introduction of generic competition against Angiomax and the divestiture of certain of the Company’s non-core products. The Company has incurred net losses and negative cash flows from operations since 2014 and had an accumulated deficit of $1,440.6 million as of March 31, 2019. The Company expects to incur significant expenses and operating losses for the foreseeable future as it continues to develop, seek regulatory approval for and commercially launch inclisiran. The Company believes that its existing cash and cash equivalents and short term investments of approximately $202.1 million as of March 31, 2019, will not be sufficient to satisfy the Company’s anticipated operating and other funding requirements for the next twelve months from April 26, 2019 (the date of filing this Form 10-Q).

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

The unaudited condensed consolidated financial statements as of March 31, 2019 have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of the uncertainty discussed above.

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

Contingent Purchase Price From Sale of Business

The Company has contingent assets for certain specified calendar year net sales milestones as part of the 2016 divestitures of its hemostasis portfolio consisting of PreveLeak, Raplixa and Recothrom (the Hemostasis Business) to wholly owned subsidiaries of Mallinckrodt plc (Mallinckrodt) and its non-core cardiovascular assets consisting of Kengreal, Cleviprex and rights to Argatroban for Injection (the Non-Core ACC Products) to Chiesi USA, Inc. (Chiesi USA) and its parent company Chiesi Farmaceutici S.p.A. (Chiesi), which in each case are reflected as contingent purchase price from sale of businesses on the accompanying condensed consolidated balance sheets. The Company also has contingent assets for royalties associated with the sale of the infectious disease business to Melinta, which is reflected as contingent purchase price from sale of business on the accompanying condensed consolidated balance sheets.
The Company will recognize any increases in the carrying amount when the milestones or royalties are achieved and reduce the carrying amount as payments are received. The Company will recognize an impairment of the carrying amount when it determines it is probable that the asset has been impaired and the amount of the loss can be reasonably estimated.
The Company noted no impairment on the carrying amount of the contingent assets. In addition, the Company determined that the fair values of these contingent payments to be received from Mallinckrodt, Chiesi and Melinta, respectively, are not readily determinable at March 31, 2019, as the estimated future net sales of each of the respective products are determined by the future actions of such parties.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (ASU No. 2016-02 or Topic 842) and subsequent ASUs issued in 2018 and 2019 that contained improvements to this guidance. This new guidance on leasing will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The Company adopted this new guidance on leasing on January 1, 2019. The Company elected the package of practical expedients upon transition that allows the Company not to reassess the lease classification for expired and existing leases, whether initial direct costs qualify for capitalization for any expired or existing leases or whether any expired contracts are or contain leases. Additionally, the Company elected the optional transition method that allows for a cumulative effect adjustment in the period of adoption and did not restate prior periods. The adoption of the new guidance on leasing resulted in the recognition of a right-of-use asset of $34.9 million and lease obligations of $41.2 million. The difference between the right-of-use assets and the lease obligations is primarily due to unamortized lease incentives and deferred rent related to the Company’s operating leases at December 31, 2018.

The impact of the adoption of Topic 842 on the accompanying condensed consolidated balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adoption Adjustment	January 1, 2019
Other assets	$4,924	$34,925	$39,849

Other current liabilities	$—	$7,508	$7,508
Other liabilities	$12,787	$27,417	$40,204

The adoption of the new guidance did not have a material impact on the condensed consolidated statement of operations. For further details regarding the adoption of this standard see Note 16, “Leases.”

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

3. Stock Compensation Expense

The Company recorded stock compensation expense of approximately $4.4 million and $4.5 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was approximately $53.3 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. The Company expects to recognize those costs, exclusive of $38.9 million related to stock options which will vest upon the achievement of specified performance goals, over a weighted average period of 1.7 years.

During the three months ended March 31, 2019 and 2018, the Company issued a total of 32,747 and 427,919, respectively, of shares of its common stock upon the exercise of stock options, grants of restricted stock, and purchases under the Company’s 2010 employee stock purchase plan (ESPP). Cash received from the exercise of stock options and purchases through the ESPP during the three months ended March 31, 2019 and 2018 was $0.7 million and $8.7 million, respectively, and is included within the financing activities section of the accompanying condensed consolidated statements of cash flows.

4. Earnings (Loss) Per Share

Basic (loss) earnings per share is computed by dividing consolidated net (loss) income by the weighted average number of shares of common stock outstanding during the period, excluding unvested restricted common shares. The potentially dilutive effect of the Company’s stock options, unvested restricted common stock, and convertible senior notes due 2022 (2022 Notes) on earnings per share is computed under the treasury stock method.  In addition, the Company analyzes the potential dilutive effect of the convertible senior notes due 2023 (2023 Notes) and 2024 (2024 Notes) on earnings per share under the “if converted” method, in which it is assumed that the outstanding security converts into common stock at the beginning of the period.

For periods of income from continuing operations when the effects are not anti-dilutive, diluted (loss) earnings per share is computed by dividing consolidated net (loss) income by the weighted average number of shares outstanding and the impact of all

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

potential dilutive common shares, consisting primarily of stock options, unvested restricted common stock, shares issuable upon conversion of the 2022 Notes, 2023 Notes and 2024 Notes and stock purchase warrants.

For periods of loss from continuing operations, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common share equivalents is anti-dilutive. Due to the periods of loss from continuing operations, the calculation of diluted loss per share for the three months ended March 31, 2019 excluded 15,476,913 of potentially dilutive stock options, warrants, restricted common shares, and shares issuable upon conversion of the 2022 Notes, 2023 Notes and 2024 Notes as their inclusion would have an anti-dilutive effect.

The calculation of diluted loss per share for the three months ended March 31, 2018 excluded 8,962,583 of potentially dilutive stock options, stock purchase warrants, restricted common shares, and shares issuable upon conversion of the 2022 Notes and 2023 Notes as their inclusion would have an anti-dilutive effect.

5. Income Taxes

For the three months ended March 31, 2019 and 2018, the Company recorded a provision for income taxes of less than $0.1 million and benefit from income taxes of $18.9 million, respectively. The worldwide effective income tax rates for the Company for the three months ended March 31, 2019 and 2018 was not significant and 18.2%, respectively.

For the three months ended March 31, 2019, the Company’s income tax provision is primarily attributable to minimum state taxes and foreign taxes based on income.

For the three months ended March 31, 2018, the Company’s benefit from income taxes is primarily attributable to the utilization of current period losses against a discrete provision for income taxes of $51.0 million from the sale of the Company’s infectious disease business. For further details regarding the sale of the infectious disease business see Note 15, “Discontinued Operations.”

The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company placed significant weight on the fact that the Company expects to be in a cumulative net book loss for the three-year period ending December 31, 2019 in recording valuation allowances on substantial portions of its deferred tax assets as of March 31, 2019.

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

6. Cash and Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. At March 31, 2019 and December 31, 2018, the Company had cash and cash equivalents of $199.7 million and $238.3 million, respectively, which consisted of cash of $187.4 million and $226.0 million, and money market funds with original maturities of less than three months of $12.4 million and $12.3 million at March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019 and December 31, 2018, the Company’s common stock investment in Melinta had a readily determinable fair value of $2.4 million and $2.6 million, respectively. During the three months ended March 31, 2019 and 2018, the Company recognized losses of $0.3 million and $30.0 million, respectively, all of which was unrealized, in the accompanying condensed consolidated statements of operations, relating to the Company’s investment in Melinta.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Restricted Cash

The Company had restricted cash of $6.7 million and $6.7 million at March 31, 2019 and December 31, 2018, respectively which included $6.3 million and $6.3 million, respectively, reserved for outstanding letters of credit associated with foreign taxes, and $0.4 million and $0.4 million, respectively, reserved for other U.S. operating expenses. These funds are invested in certificates of deposit.

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

Except for the Company’s Level 2 liabilities which are discussed in Note 9, “Convertible Senior Notes,” the following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, by level, within the fair value hierarchy:

	As of March 31, 2019				As of December 31, 2018
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2019	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
	(in thousands)
Assets:
Cash equivalents	$12,366	$—	$—	$12,366	$12,298	$—	$—	$12,298
Short-term investment	2,353	—	—	2,353	2,627	—	—	2,627
Total assets at fair value	$14,719	$—	$—	$14,719	$14,925	$—	$—	$14,925

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

8. Inventory

The major classes of inventory were as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Raw materials	$—	$864
Work-in-progress	1,089	—
Finished goods	9	—
Total	$1,098	$864

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate. If annual volume is less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future.

9. Convertible Senior Notes

Convertible Senior Notes Due 2024

In December 2018 and January 2019, the Company issued, at par value, $172.5 million aggregate principal amount of 3.5% 2024 Notes. The 2024 Notes bear cash interest at a rate of 3.5% per year, payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2019. The 2024 Notes will mature on January 15, 2024. The net proceeds to the Company from the offering were $166.8 million after deducting commissions and the offering expenses payable by the Company.

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

•
during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the 2024 Notes Indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

In accounting for the issuance of the 2024 Notes, the Company separated the 2024 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2024 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the five-year term of the 2024 Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component related to the 2024 Notes is $44.4 million and is recorded in additional paid-in capital on the accompanying consolidated balance sheet.

In accounting for the transaction costs related to the issuance of the 2024 Notes, the Company allocated the total costs incurred to the liability and equity components of the 2024 Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the five-year term of the 2024 Notes, and transaction costs attributable to the equity component are netted with the equity components in stockholders’ equity. Additionally, the Company initially recorded a net deferred tax liability of $12.5 million in connection with the 2024 Notes. As of March 31, 2019 the value of the convertible portion of the 2024 Notes exceeds the principal amount by $18.9 million. As of March 31, 2019 the 2024 Notes are not convertible.

The 2024 Notes consist of the following:

Liability component	March 31, 2019	December 31, 2018
	(in thousands)
Principal	$172,500	$163,000
Less: Debt discount, net(1)	(47,816)	(47,010)
Net carrying amount	$124,684	$115,990
_______________________________________

(1)
Included in the accompanying consolidated balance sheets within convertible senior notes (due 2024) and amortized to interest expense over the remaining life of the 2024 Notes using the effective interest rate method.

The fair value of the 2024 Notes was approximately $222.6 million as of March 31, 2019. The Company estimates the fair value of its 2024 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2024 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of March 31, 2019, the remaining contractual life of the 2024 Notes is approximately 4.8 years.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table sets forth total interest expense recognized related to the 2024 Notes:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Contractual interest expense	$1,518	$—
Amortization of debt discount	1,905	—
Total	$3,423	$—
Effective interest rate of the liability component	11.125%	—%

Convertible Senior Notes Due 2023

In June 2016, the Company issued, at par value, $402.5 million aggregate principal amount of 2.75% 2023 Notes. The 2023 Notes bear cash interest at a rate of 2.75% per year, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2017. The 2023 Notes will mature on July 15, 2023. The net proceeds to the Company from the offering were $390.8 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by the Company.

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

The 2023 Notes consist of the following:

Liability component	March 31, 2019	December 31, 2018
	(in thousands)
Principal	$402,500	$402,500
Less: Debt discount, net(1)	(73,329)	(76,925)
Net carrying amount	$329,171	$325,575
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2023) and amortized to interest expense over the remaining life of the 2023 Notes using the effective interest rate method.

The fair value of the 2023 Notes was approximately $336.6 million as of March 31, 2019. The Company estimates the fair value of its 2023 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2023 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of March 31, 2019, the remaining contractual life of the 2023 Notes is approximately 4.3 years.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table sets forth total interest expense recognized related to the 2023 Notes:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Contractual interest expense	$2,767	$2,767
Amortization of debt discount	3,597	3,331
Total	$6,364	$6,098
Effective interest rate of the liability component	7.5%	7.5%

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The 2022 Notes consist of the following:

Liability component	March 31, 2019	December 31, 2018
	(in thousands)
Principal	$399,997	$399,997
Less: Debt discount, net(1)	(45,151)	(48,810)
Net carrying amount	$354,846	$351,187
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $393.6 million as of March 31, 2019. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of March 31, 2019, the remaining contractual life of the 2022 Notes is approximately 2.8 years.

The following table sets forth total interest expense recognized related to the 2022 Notes:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Contractual interest expense	$2,500	$2,500
Amortization of debt discount	3,659	3,414
Total	$6,159	$5,914
Effective interest rate of the liability component	6.5%	6.5%

10. Accumulated Other Comprehensive Loss

The following tables provide a reconciliation of the components of accumulated other comprehensive loss, net of tax, attributable to the Company for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	Foreign currency translation adjustment	Foreign currency translation adjustment
	(in thousands)
Balance at beginning of period	$(4,576)	$(5,183)
Other comprehensive loss	(830)	(471)
Amounts reclassified from accumulated other comprehensive loss(1)	—	1,183
Total other comprehensive (loss) income	(830)	712
Balance at end of period	$(5,406)	$(4,471)

(1) See Note 15, “Discontinued Operations,” for a discussion of this reclassification of foreign currency translation adjustment.

11. Segment and Geographic Information

The Company manages its business and operations as one segment and is focused on inclisiran as a transformative treatment for ASCVD. The Company allocates resources and assesses financial performance on a consolidated basis. In August 2018, the Company divested its rights to branded Angiomax in the United States to Sandoz, as a result, it no longer has any marketed products.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The geographic segment information provided below is classified based on the major geographic regions in which the Company operates. Long-lived assets are comprised of the Company’s noncurrent assets.

	March 31, 2019		December 31, 2018
	($ in thousands)
Long-lived assets:
United States	$572,158	99.0%	$541,268	99.0%
Europe	5,596	1.0%	5,615	1.0%
Total long-lived assets	$577,754	100.0%	$546,883	100.0%

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

The Company is currently party to certain legal proceedings, which are principally contractual litigation matters related to license agreements and divestiture agreements. The Company has assessed such legal proceedings and recorded a loss contingency of $5.2 million during 2018 as a result of settlement of the litigation with Biogen Idec (Biogen) related to Angiomax under the Company’s license agreement with Biogen. For all other matters the Company does not believe that it is probable that a liability has been incurred or that the amount of any potential liability can be reasonably estimated. As a result, the Company did not record a loss contingency related to any of these matters. While it is not possible to determine the outcome of these matters, the Company believes that the resolution of all such matters will not have a material adverse effect on its financial position or liquidity, but could possibly be material to its results of operations in any one accounting period.

13. Restructuring

2018 Workforce Reduction

In October 2017, the Company announced its intention to commence a series of workforce reductions, independent of the divestiture of the Company’s infectious disease business (the Workforce Reductions), to improve efficiencies and better align its costs and structure. As a result of the Workforce Reductions and the infectious disease business divestiture, the Company reduced its personnel to less than 60 full time employees. Upon signing release agreements, affected employees received the Company’s severance package, including reduction payments and fully paid health care coverage and outplacement services for six months to a year. The impacted employees were eligible to receive severance payments in specified amounts, health benefits and outplacement services. For the three months ended March 31, 2019, there were no material restructuring charges. For the three months ended March 31, 2018, the Company recorded $0.5 million, $0.8 million, and $6 million in costs of revenue, research and development and selling, general and administrative expenses, respectively, in the accompanying condensed consolidated statement of operations based on responsibilities of the impacted employees.

The following table sets forth details regarding the activities described above during the three months ended March 31, 2019:

	Balance as of January 1, 2019	Expenses, Net	Cash	Noncash	Balance as of March 31, 2019
	(in thousands)
2018 Workforce reduction	$2,334	$—	$(1,517)	$—	$817

14. Related Party Transactions

Arrangements Involving the Company’s Executive Officers

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

In January 2018, Christopher Cox, the Company’s former executive vice president and chief corporate development officer, rejoined the law firm Cadwalader, Wickersham & Taft, LLP (Cadwalader) as a partner. During 2018, Mr. Cox remained employed with the Company and continued to lead certain company functions and initiatives, including corporate strategy, business development and investor relations. In March 2019, Mr. Cox separated from the Company and rejoined Cadwalader on a full-time basis. Stephen Rodin, the Company’s executive vice president, general counsel and secretary, has been, and will continue to be, responsible for the retention and management of outside counsel. Since 2015, the Company has retained Cadwalader as corporate and transactional legal counsel. The Company and Cadwalader had agreed on certain procedures to address potential conflicts that could have arisen out of Mr. Cox’s dual roles from January 2018 to March 2019.

15. Discontinued Operations

Sale of Infectious Disease Business

On January 5, 2018, the Company completed the sale of its infectious disease business, consisting of the products Vabomere, Orbactiv and Minocin IV and line extensions thereof, and substantially all of the assets related thereto, other than certain pre-clinical assets, to Melinta. At the completion of the sale, the Company received approximately $166.4 million and 3,313,702 shares of Melinta common stock having a market value, based on Melinta's closing share price on January 5, 2018, of approximately $54.5 million. The Company’s common stock investment in Melinta was recorded as a short-term investment with a readily determinable fair value at March 31, 2019 of $2.4 million on the accompanying condensed consolidated balance sheet. See Note 6 “Cash, Cash Equivalents and Investments” for further details.

In addition, the Company is entitled to receive a cash payment payable 12 months following the closing of the transaction equal to $25.0 million and a cash payment payable 18 months following the closing of the transaction equal to $25.0 million. On January 5, 2018 the fair value of such payments was approximately $45.9 million, of which $23.3 million was originally recorded in prepaid expenses and other current assets and $22.6 million was originally recorded in other assets on the condensed consolidated balance sheet. Such fair value was estimated using a discounted cash flow model and was classified as a Level 3 fair value measurement due to the use of significant unobservable inputs. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. The excess of the cash payments payable to the Company over the initial fair value is amortized to interest income over the 12 and 18 month periods using the effective interest rate method. As of March 31, 2019, the carrying amounts of these assets of $49.6 million approximate their fair value due to the short term nature of the payments.

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

In addition, Melinta assumed the Company’s obligation to make potential milestone payments due under the Company’s acquisition agreement with Rempex Pharmaceuticals, Inc. (Rempex) related to regulatory and sales based milestones of up to $35 million and $120 million, respectively. This is inclusive of a $30 million milestone payment to the former owners of the infectious disease business (Vabomere Milestone Payment), achieved upon receipt of regulatory approval of Vabomere by the European Medicines Agency. As regulatory approval was received by Melinta in November 2018, the Vabomere Milestone Payment is due. The Company remains ultimately responsible to pay the Vabomere Milestone Payment under its agreement with the former owners of the infectious disease business; however the Company believes that it is responsible for such payment only if the former owners of the infectious disease business are unable to collect from Melinta after exercising due diligence in attempting to collect from Melinta before seeking to collect from the Company. In December 2018, Melinta filed a complaint in the Court of Chancery of the State of Delaware alleging that the Company breached certain representations and warranties in the purchase and sale agreement pursuant to which Melinta acquired the Company’s infectious disease business. In connection with the lawsuit, Melinta is seeking indemnification under the purchase and sale agreement and notified the Company that it would not be paying the Vabomere Milestone Payment or the first of two $25 million deferred payments due to the Company under the purchase and sale agreement because Melinta believes it has the right to set-off such payments against its claimed damages in its lawsuit. On December 28, 2018, the Company sent a demand letter to Melinta regarding its failure to pay the Vabomere Milestone Payment. On January 7, 2019, the Company received a letter on behalf of Fortis Advisors LLC, (Fortis), in its capacity as the representative for the interests of former equity holders of Rempex, demanding that the Company pay the Vabomere Milestone Payment. On January 28, 2019, the Company notified Fortis that, while the Company agrees it is ultimately responsible for the Vabomere Milestone Payment even

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

though the payment was assumed by Melinta, the Company believes it is responsible for such payment only if Fortis is unable to collect from Melinta after exercising due diligence in attempting to collect from Melinta before seeking to collect from the Company. On March 28, 2019, Fortis filed a complaint in the Court of Chancery of the State of Delaware against Melinta and the Company regarding the non-payment of the Vabomere Milestone Payment. On April 18, 2019, the Company filed an answer to Fortis’s complaint and a crossclaim against Melinta, alleging breach of contract and requesting that the Court order Melinta to fulfill its obligations under the purchase and sale agreement, including complying with payment obligations in connection with the Vabomere Milestone Payment, among other relief. Although the Company will vigorously contest Fortis’s claims on the basis they must first exercise due diligence in attempting to collect the Vabomere Milestone Payment from Melinta before they seek to collect from the Company, litigation is subject to inherent uncertainty. The Company believes Melinta’s claims are meritless and it will vigorously defend any and all claims brought against itself by Melinta and seek full payment by Melinta of its obligations under the purchase and sale agreement.

Financial results of the infectious disease business are presented as “Income (loss) from discontinued operations, net of tax” on the accompanying condensed consolidated statements of operations for the three months ended March 31, 2018.

The following table presents key financial results of the infectious disease business included in “Income (loss) from discontinued operations, net of tax” for the three months ended March 31, 2018.

Three Months Ended March 31, 2018
(In thousands)
Net product revenues	$(26)
Operating expenses:
Cost of revenue	214
Research and development	412
Selling, general and administrative	3,096
Total operating expenses	3,722
Loss from operations	(3,748)
Gain from sale of business	168,955
Other income (expense), net	(74)
Income (loss) from discontinued operations before income taxes	165,133
Provision for (benefit from) income taxes	51,148
Income (loss) from discontinued operations, net of tax	$113,985

Cumulative translation adjustment (CTA) gains or losses of foreign subsidiaries related to divested businesses are reclassified into income once the liquidation of the respective foreign subsidiaries is substantially complete. At the completion of the sale of the infectious disease business, the Company reclassified $1.2 million of CTA gains from accumulated comprehensive loss to the Company’s results of discontinued operations. This amount was included in gain from sale of business for the three months ended March 31, 2018.
Disposition related costs during the three months ended March 31, 2018 of approximately $11.9 million for advisory, legal and regulatory fees incurred in connection with the sale of the infectious disease business were recorded in the gain from the sale of the business.
The significant cash flow items from discontinued operations for the three months ended March 31, 2018 were as follows:

Three months ended March 31, 2018
(In thousands)
Gain on sale of business	$(168,955)
Proceeds from sale of business	166,383

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

16. Leases

The Company leases its principal office in Parsippany, New Jersey, U.S. The lease for the Parsippany office covers 173,146 square feet and expires January 2024. The Company also leases 63,000 square feet of office and laboratory space in San Diego, California. This lease expires in September 2028. On January 11, 2018, the Company entered into an agreement to sublease 32,039 square feet of the office and laboratory space in San Diego. On August 24, 2018, the Company entered into an agreement to sublease the remaining office and laboratory space in San Diego. The sublease agreements have initial terms of 84 months and 48 months, respectively.

The Company recognizes lease expense on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company elected to account for non-lease components associated with its leases and lease components as a single lease component.

The Company’s lease and sublease portfolio consists of operating leases and are included on the accompanying condensed consolidated balance sheet as follows:

March 31, 2019
(in thousands)
Other assets	$33,819

Liabilities
Other current liabilities	$7,546
Other liabilities	32,513
Total Lease Liabilities	$40,059

Equipment leases with an initial term of 12 months or less and are not recorded on the accompanying condensed consolidated balance sheet. The Company recognizes rent expense for these leases on a straight-line basis over the lease term and is not material.

The Company recognizes a right-of-use asset, which represents the Company’s right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments arising over the lease term. The present value of the lease payments are calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s weighted average discount rate and lease terms for its operating leases as of March 31, 2019 was 8.61% and 7.6 years, respectively.

For the three months ended March 31, 2019 the Company recorded operating lease costs and sublease income of $2.0 million and $0.8 million, respectively, in selling, general and administrative expenses, in the accompanying condensed consolidated statement of operations.

The accompanying statement of cash flows includes $1.2 million in net cashed used in operating activities, related to net cash payments for operating leases.

The Company’s operating lease payments for the remainder of 2019 is expected to be $5.9 million, and for the years ended December 31, 2020, 2021, 2022, 2023 and thereafter are expected to be $8.6 million, $8.7 million, $8.8 million, $6.6 million and $15.4 million, respectively, inclusive of interest of approximately $13.8 million.

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

Sale of Infectious Disease Products. On January 5, 2018, we completed the sale of our infectious disease portfolio, consisting of the products Vabomere, Orbactiv and Minocin IV and line extensions thereof, and substantially all of the assets related thereto, other than certain pre-clinical assets, to Melinta Therapeutics, Inc., or Melinta. At the completion of the sale, we received approximately $166.4 million and 3,313,702 shares of Melinta common stock having a market value, based on Melinta's closing share price on March 31, 2019, of approximately $2.4 million. In addition, we are entitled to receive (i) a cash payment that was due 12 months following the closing of the transaction equal to $25 million; (ii) a cash payment payable 18 months following the closing of the transaction equal to $25 million; and (iii) tiered royalty payments of 5% to 25% on worldwide net sales of (a) Vabomere and (b) Orbactiv and Minocin IV, collectively, and Melinta assumed potential milestone payments due under our agreement with Rempex Pharmaceuticals, Inc., or Rempex. None of the future payments due from Melinta are secured by collateral and we are currently in litigation with Melinta with respect to its obligations to us. See Part II, Item 1 Legal Proceedings of this Quarterly Report on Form 10-Q for a description of our litigation related to Melinta.

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

Sale of Non-Core Cardiovascular Products. On June 21, 2016, we completed the sale of Cleviprex, Kengreal and rights to Argatroban for Injection, which we refer to collectively as Non-Core ACC Assets, to Chiesi USA, Inc., or Chiesi USA, and its parent company Chiesi Farmaceutici S.p.A., or Chiesi. Under the terms of the purchase and sale agreement, Chiesi and Chiesi USA acquired our Non-Core ACC Assets and related assets, and assumed substantially all of the liabilities arising out of the operation of the businesses and the acquired assets after closing, including any obligations with respect to future milestones relating to each of the products.  At the completion of the sale, we received approximately $263.8 million in cash, which included the value of product inventory, and may receive up to an additional $480.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of each of Cleviprex and Kengreal. As part of the transaction to sell Non-Core ACC Assets, we sublicensed to Chiesi all of our rights to Cleviprex and Kengreal under our license from AstraZeneca AB, or AstraZeneca. Subsequent to the completion of the sale, these sublicenses from us to Chiesi were terminated, Chiesi purchased from AstraZeneca all or substantially all of AstraZeneca’s assets relating to Cleviprex and Kengreal, the parties released certain claims against one another, and we paid Chiesi $7.5 million.

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

Workforce Restructuring

In 2017 and 2018, we conducted a series of workforce reductions, as described below and reduced our personnel to less than 60 full time employees. Upon signing release agreements, affected employees have received a severance package, including reduction payments and fully paid health care coverage and outplacement services for six months to a year.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net Revenues:

Net revenues decreased for the three months ended March 31, 2019 as a result of the divesture of our rights to branded Angiomax in the United States to Sandoz, which had been selling an authorized generic of Angiomax (bivalirudin) as of July 2, 2015 pursuant to a supply and distribution agreement with us. As a result, we no longer have any marketed products.

	Three Months Ended March 31,
	2019	2018	Change $	Change %
	(in thousands)
Net revenues	$—	$7,771	$(7,771)	(100.0)%

Cost of Revenues:

As described above, in August 2018, we divested our rights to branded Angiomax in the United States to Sandoz, which had been selling an authorized generic of Angiomax (bivalirudin) as of July 2, 2015 pursuant to a supply and distribution agreement with us. As a result, we no longer have any marketed products, and have not incurred any cost of revenues for the three months ended March 31, 2019, compared to $2.7 million, or 35.2% of net revenues, in the three months ended March 31, 2018.

Cost of revenues during the three months ended March 31, 2018 consisted of:

•	expenses in connection with the manufacture of our products sold, including expenses related to excess inventory offset by the positive impact of sales of previously reserved units;

•	logistics costs related to Angiomax and Ionsys, including distribution, storage, and handling costs;

•	royalty expenses under our agreement with Biogen Idec, or Biogen, and Health Research Inc. related to Angiomax; and

•	expenses associated with severance and other exit costs

	Three Months Ended March 31,
	2018	% of Total
	(in thousands)
Manufacturing/Logistics	$2,606	95.2%
Royalties	131	4.8%
Total cost of revenues	$2,737	100.0%

Research and Development Expenses:

	Three Months Ended March 31,
	2019	% of Total	2018	% of Total
	(in thousands)		(in thousands)
Marketed products
Total marketed products	$2	—%	$148	0.4%
Research and development product candidates
Inclisiran	26,344	97.5%	36,622	90.7%
Other	665	2.5%	3,596	8.9%
Total research and development product candidates	27,009	100.0%	40,218	99.6%
Total research and development expenses	$27,011	100.0%	$40,366	100.0%

Research and development expenses decreased by $13.4 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease in research and development expenses during the three months ended March 31, 2019 is primarily attributed to clinical trials for inclisiran of $10.3 million and $3.1 million associated with other programs discontinued or withdrawn.

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2019	2018	Change $	Change %
	(in thousands)
Selling, marketing and promotional	$4,265	3,081	$1,184	38.4%
General corporate and administrative	12,717	25,870	(13,153)	(50.8)%
Total selling, general and administrative expenses	$16,982	$28,951	$(11,969)	(41.3)%

Selling, general and administrative expenses decreased by $12.0 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. General corporate and administrative expenses decreased by $13.2 million during the three months ended March 31, 2019, primarily attributed to workforce reduction costs as a result of restructuring efforts initiated in the prior year and lower general and corporate infrastructure costs. Selling, marketing and promotional expenses increased by $1.2 million during this period primarily due to pre-commercialization efforts related to inclisiran.

Co-promotion and License Income:

	Three Months Ended March 31,
	2019	2018	Change $	Change %
	(in thousands)
Co-promotion and license income	$—	$228	$(228)	(100.0)%

Co-promotion and license income decreased by $0.2 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. In the three months ended March 31, 2018, license income included $0.2 million related to our collaboration agreement with SciClone Pharmaceuticals related to Angiomax in China, where services have been fully rendered through December 31, 2018.

Loss on Short-term Investment:

	Three Months Ended March 31,
	2019	2018	Change $	Change %
	(in thousands)
Loss on short-term investment	$(266)	$(29,989)	$29,723	(99.1)%

Loss on short-term investment of $0.3 million and $30.0 million during the three months ended March 31, 2019 and 2018, respectively, related to the non-cash change in fair value associated with our common stock ownership in Melinta. In connection with the sale of our infectious disease business, we received 3,313,702 shares of Melinta common stock having a market value, based on Melinta's closing share price on January 5, 2018, of approximately $54.5 million. During the first quarter of 2019, Melinta initiated a 5-1 reverse stock split. As a result, we now hold 662,740 shares of Melinta common stock as of March 31, 2019. The loss on short-term investments was derived based on the market value of Melinta’s common stock as of March 31, 2019 and 2018, respectively.

Interest Expense:

	Three Months Ended March 31,
	2019	2018	Change $	Change %
	(in thousands)
Interest expense	$16,024	$12,077	$3,947	32.7%

During the three months ended March 31, 2019, we recorded approximately $16.0 million in interest expense related to the 2022 notes, 2023 notes and 2024 notes as compared to $12.1 million in interest expense related to the 2022 notes and 2023 notes during the three months ended March 31, 2018. The increase in interest expense in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is due the 2024 notes which we completed in January 2019, and non-cash interest expense associated with the 2022 notes and 2023 notes.

Other Income:

	Three Months Ended March 31,
	2019	2018	Change $	Change %
	(in thousands)
Other income	$421	$2,369	$(1,948)	(82.2)%

Other income, which is comprised of interest income related to payments associated with the sale of our infectious disease business, interest income and gains and losses on foreign currency transactions, decreased by $1.9 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease compared to the three months ended March 31, 2018 is primarily due to the accretion related to our guaranteed payments and foreign currency losses.

Benefit from Income Taxes:

	Three Months Ended March 31,
	2019	2018	Change $	Change %
	(in thousands)
(Provision for) benefit from income taxes	$(3)	$18,916	$(18,919)	*
_______________________________________
*    Represents a change in excess of 100%

For the three months ended March 31, 2019, we recorded a provision for income taxes of less than $0.1 million as compared to a benefit from income taxes of $18.9 million, for the three months ended March 31, 2018. Our worldwide effective income tax rates for the three months ended March 31, 2019 and 2018 was approximately less than 1% and 18.2%, respectively.

For the three months ended March 31, 2019, our provision for income taxes is primarily attributable to minimum state taxes and foreign taxes based on income.

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

Income from Discontinued Operations, Net Of Tax:

	Three Months Ended March 31,
	2019	2018	Change $	Change %
	(in thousands)
Income from discontinued operations, net of tax	$—	$113,985	$(113,985)	100.0%
Income from discontinued operations for the three months ended March 31, 2018 is attributed to the gain on the sale of our infectious disease business. For details on discontinued operations, see Note 15, “Discontinued Operations,” in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Since the divesture of our rights to branded Angiomax in the United States to Sandoz we are no longer generating revenues from product sales. Prior to such divestiture, our revenues generated from product sales had been declining significantly since 2014 due to the introduction of generic competition against Angiomax and the divestiture of certain of our non-core products. We have incurred net losses and negative cash flows from operations since 2014 and had an accumulated deficit of $1,440.6 million as of March 31, 2019. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to develop, seek regulatory approval for and commercially launch inclisiran. We believe our existing cash and cash equivalents and short term investments of approximately $202.1 million as of March 31, 2019, will not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from April 26, 2019 (the date of filing this Form 10-Q).

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

Sources of Liquidity

Since our inception, we have financed our operations principally through revenues from sales of Angiomax and our other products, product divestitures and the sale of common stock, convertible promissory notes and warrants. Revenue from sales of Angiomax has decreased significantly in recent years due to generic competition. In August 2018, we divested our rights to branded Angiomax in the United States to Sandoz, which had been selling an authorized generic of Angiomax (bivalirudin) as of July 2, 2015 pursuant to a supply and distribution agreement with us. As a result, we no longer have any marketed products. We had $199.7 million and $2.4 million in cash and cash equivalents and short term investments, respectively, as of March 31, 2019.

Cash Flows

As of March 31, 2019, we had $206.4 million in cash, cash equivalents and restricted cash as compared to $245.0 million as of December 31, 2018. The decrease in cash, cash equivalents and restricted cash in the three months ended March 31, 2019 was due primarily to $49.8 million of net cash used in operating activities, partially offset by $0.5 million and $9.9 million of net cash provided by investing activities and financing activities, respectively.

Net cash used in operating activities was $49.8 million and $109.3 million for the three months ended March 31, 2019 and 2018, respectively. The cash used in operating activities during the three months ended March 31, 2019 is primarily due to a net loss of $59.9 million and changes in working capital items of $4.5 million, partially offset by increases in non-cash items of $14.6 million. Non-cash items primarily consist of amortization of debt discount, stock compensation expense, depreciation and amortization and a loss on short-term investments.

Net cash provided by investing activities was $0.5 million in the three months ended March 31, 2019, which was due to proceeds from the sale of assets of $0.5 million. Net cash provided by investing activities was $166.4 million in the three months ended March 31, 2018, which was due to proceeds from the sale of the infectious disease business of $166.4 million.

Net cash provided by financing activities was $9.9 million in the three months ended March 31, 2019, which was primarily due to $9.5 million of proceeds from the issuance of convertible debt and $0.7 million of proceeds from issuance of common stock and purchases of stock under our employee stock purchase plan. Net cash provided by financing activities was $8.5 million in the three months ended March 31, 2018, which was primarily due to $8.7 million of proceeds from issuance of common stock and purchases of stock under our employee stock purchase plan, partially offset by $0.2 million in payments of contingent purchase price.

Funding Requirements

We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with inclisiran. We also will require cash to pay interest on the $400.0 million aggregate principal amount of the 2022 notes, the $402.5 million aggregate principal amount of the 2023 notes, and $172.5 million aggregate principal amount of the 2024 notes, and to make principal payments on the 2022 notes, 2023 notes and 2024 notes at maturity or upon conversion (other than the 2023 notes and 2024 notes upon conversion, in which case we will have the option to settle entirely in shares of our common stock).
In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party. As of April 25, 2019, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to $150.0 million for the license and collaboration agreement with Alnylam. Of this amount, $50.0 million relates to regulatory approval milestones and $100.0 million relates to commercial milestones. We had additional contingent cash payments relating to pre-clinical infectious disease assets acquired in our Rempex acquisition (which were not divested in the Melinta transactions), but the obligations for such payments were assumed by Qpex in its acquisition of the pre-clinical infectious disease assets in October 2018.
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

Currently, we are party to the legal proceedings described in Part II, Item 1. Legal Proceedings, of this Quarterly Report on Form 10-Q, which are principally contractual litigation matters related to license agreements and divestiture agreements. We have assessed such legal proceedings and recorded a loss contingency of $5.2 million, consisting of an upfront payment of $1.2 million and additional payments of $4 million, in the aggregate, on June 30, 2020 and June 30, 2021, as a result of settlement of the Biogen matter discussed therein. For all other matters we do not believe that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. As a result, we have not recorded a loss contingency related to these legal proceedings. Particularly with respect to the litigation related to a company license agreement, we are presently unable to predict the outcome of such lawsuit or to reasonably estimate the possible loss, or range of potential losses, if any, related to such lawsuit. While it is not possible to determine the outcome of the matters described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, we believe it is possible that the resolution of all such matters could have a material adverse effect on our business, financial condition or results of operations.

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to royalties, milestone payments, and other contingent payments due under our license and acquisition agreements, purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations and leased office space for our principal office in Parsippany, New Jersey and our leased office space in San Diego, California, royalties, and milestone payments and other contingent payments due under our license and acquisition agreements as of March 31, 2019.

During the quarter ended March 31, 2019 there were no material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our significant accounting policies are more fully described in Note 2, “Significant Accounting Policies,” of our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Note 2 of our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We believe that our estimates relating to share-based compensation, income taxes, contingent purchase price from business combinations and impairment of long-lived assets and goodwill described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 are “critical accounting estimates.” Please refer to Note 2, “Significant Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for a discussion on changes to certain accounting policies during the three months ended March 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash and cash equivalents. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At March 31, 2019, we held $199.7 million in cash and cash equivalents, which had an average interest rate of approximately 1.32%. A 10% change in such average interest rate would have had an approximate $0.3 million impact on our annual interest income. At March 31, 2019, all cash and cash equivalents were due on demand and 94.6% was held in the United States.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency, however as of March 31, 2019 they were not material.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

From time to time we are party to legal proceedings in the course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

Melinta Litigation

In December 2018, Melinta filed a complaint in the Court of Chancery of the State of Delaware alleging that we breached certain representations and warranties in the purchase and sale agreement pursuant to which Melinta acquired our infectious disease business. In connection with the lawsuit, Melinta is seeking indemnification under the purchase and sale agreement and notified us that it would not be paying the Vabomere Milestone Payment or the first of two $25 million deferred payments due to us under the purchase and sale agreement because Melinta believes it has the right to set-off such payments against its claimed damages in its lawsuit. We have contested Melinta’s indemnification and right of set-off assertions. On January 9, 2019, we filed a motion to dismiss Melinta’s complaint against us, and on March 15, 2019, we filed our opening brief in support of that motion. On April 23, 2019, Melinta filed an amended complaint containing additional allegations to support their purported claims against us. Melinta is seeking at least $80 million of damages in its amended complaint. Although we believe Melinta’s claims are meritless and we will vigorously defend any and all claims brought against us by Melinta and seek full payment by Melinta of its obligations under the purchase and sale agreement, litigation is subject to inherent uncertainty.
On December 28, 2018, we sent a demand letter to Melinta regarding its failure to pay the Vabomere Milestone Payment. On January 7, 2019, we received a letter on behalf of Fortis Advisors LLC, or Fortis, in its capacity as the representative for the interests of former equity holders of Rempex, demanding that we pay the Vabomere Milestone Payment. On January 28, 2019, we notified Fortis that, while we agree that we are ultimately responsible for the Vabomere Milestone Payment even though it was assumed by Melinta, we believe that we are responsible for such payment only if Fortis is unable to collect from Melinta after exercising due diligence in attempting to collect from Melinta before seeking to collect from us. On March 28, 2019, Fortis filed a complaint in the Court of Chancery of the State of Delaware against Melinta and us regarding the non-payment of the Vabomere Milestone Payment. On April 18, 2019, we filed an answer to Fortis’s complaint and a crossclaim against Melinta, alleging breach of contract and requesting that the Court order Melinta to fulfill its obligations under the purchase and sale agreement, including complying with payment obligations in connection with the Vabomere Milestone Payment, among other relief. In addition, on April 18, 2019, Melinta filed a motion to dismiss Fortis’s complaint, indicating an opening brief will follow. Although we will vigorously contest Fortis’s claims on the basis they must first exercise due diligence in attempting to collect the Vabomere Milestone Payment from Melinta before they seek to collect from us, litigation is subject to inherent uncertainty.

SymBio Arbitration

On October 11, 2017, SymBio Pharmaceuticals Limited, or SymBio, filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against us and our wholly owned subsidiary, Incline Therapeutics, Inc., or Incline. In the Request for Arbitration, SymBio claims that we failed to provide adequate assurances of performance of, or, alternatively, have rendered ourselves unable to perform, our obligations under the license agreement between us, Incline and SymBio relating to the development and commercialization of IONSYS in Japan. As a result, SymBio seeks compensatory damages in an amount of $82 million. On December 15, 2017, we filed an Answer and Counterclaim denying SymBio’s allegations, asserting defenses to SymBio’s claims, and bringing a counterclaim for breach of contract. We are seeking compensatory damages in an amount of $10 million. The arbitration process is ongoing. We intend to defend ourselves vigorously in this matter and pursue all relief to which we are entitled.

Silence Therapeutics Litigation

In October 2017, Silence Therapeutics plc and Silence Therapeutics GmbH, which we refer to together as Silence, served a claim in the High Court of Justice, Chancery Division, Patents Court in the United Kingdom, naming The Medicines Company UK Ltd., our wholly owned subsidiary, Alnylam and Alnylam UK Limited, as co‑defendants. In Silence’s claim, it sought a determination that it is entitled to supplementary protection certificates, or SPCs, based on Silence’s European Patent No. 2,258,847, or the ‘847 patent, and the prospective European regulatory approvals for inclisiran and for certain of Alnylam’s product candidates. This was based on Silence’s assertion that inclisiran and the cited Alnylam product candidates fall within the scope of the ‘847 patent. An SPC is an intellectual property right that could extend the life of the Silence patent in relation to a specified product for a period of up to five additional years bringing the expiration date up to 2028. In addition, Silence sought costs, interest and other unspecified relief. On October 31, 2017, we acknowledged service of the claim served by Silence and on November 30, 2017, submitted substantive defenses to the claim.

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

On December 9, 2018, Silence and Alnylam entered into a settlement and license agreement pursuant to which Alnylam received a global license to Silence’s relevant intellectual property for all current and future Alnylam products, including inclisiran, for a low royalty on Alnylam’s ONPATTRO product in the European Union through 2023. The settlement does not contain any milestones or royalty payments due to Silence with respect to inclisiran. In connection with the settlement, we entered into an agreement with Alnylam and Silence to discontinue all of our pending litigation against Silence and EPO oppositions of Silence’s patents, and we agreed to forgo any reimbursement of legal costs from Silence. Under our collaboration agreement with Alnylam, we received a license from Alnylam covering the license rights granted to Alnylam from Silence with no additional milestone payments or royalties.

On February 15, 2019, in accordance with the terms of the agreement with Alnylam and Silence, we withdrew from the opposition proceedings at the EPO in respect of both the '847 patent and the '547 patent. As a result there are no ongoing proceedings in the United Kingdom, at the EPO or elsewhere in Europe between us and Silence.

Biogen Idec Litigation

On September 15, 2015, Biogen notified us that after completing an audit of our books and records for the fourth quarter of 2014, Biogen believed it was owed additional royalties relating to Angiomax under our license agreement with Biogen. On September 23, 2015, we filed suit against Biogen in the United States District Court for the District of New Jersey seeking, inter alia, declaratory judgments that we have satisfied our obligations under the license agreement. On November 12, 2015, Biogen answered the complaint denying our claims and asserting counterclaims for breach of contract. In February 2017, Biogen’s claim for audit costs was voluntarily dismissed.  Following settlement discussions, the parties agreed to settle the case and entered into a joint stipulation and order of dismissal with prejudice. As part of the settlement, we made an upfront payment of $1.2 million upon entering into the settlement agreement and agreed to make additional payments of $4 million, in the aggregate, on June 30, 2020 and June 30, 2021.

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

Accordingly, our future business, including the ability to generate revenue, finance our operations and repay our indebtedness, depends almost entirely on the successful development, regulatory approval and commercialization of inclisiran. We cannot be certain that inclisiran will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market inclisiran in the United States until it receives approval of an NDA from the FDA, or in any foreign countries until they receive the requisite approval from such countries. Obtaining approval of an NDA or biologic license application, or BLA, is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of a drug candidate for many reasons, including:

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

Due to the divesture of our rights to branded Angiomax in the United States to Sandoz during the three months ended September 30, 2018, we are no longer generating revenues from product sales. Prior to such divestiture, our revenues generated from product sales had been declining significantly since 2014 due to the introduction of generic competition to Angiomax and the divestiture of certain of our non-core products. We have incurred net losses and negative cash flows from operations since 2014 and had an accumulated deficit of approximately $1.4 billion as of March 31, 2019. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to develop, seek regulatory approval for and potentially commercializes inclisiran. We believe our existing cash and cash equivalents of approximately $199.7 million as of March 31, 2019 will not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from April 26, 2019 (the date of filing this Form 10-Q).

Melinta has significant payment commitments to us, including a $25 million deferred payment which was due on January 7, 2019 and an additional $25 million deferred payment due July 8, 2019, and quarterly payments based on net sales of Orbactiv and Minocin and, subject to a $50 million annual net sales threshold, Vabomere. In addition, Melinta assumed our obligation to make a $30 million milestone payment to the former owners of the infectious disease business, which we refer to as the Vabomere Milestone Payment, upon receipt of regulatory approval of Vabomere by the European Medicines Agency, which approval was received by Melinta in November 2018. We remain ultimately responsible to pay the Vabomere Milestone Payment under our agreement with the former owners of the infectious disease business; however we believe that we are responsible for such payment only if the former owners of the infectious disease business are unable to collect from Melinta after exercising due diligence in attempting to collect from Melinta before seeking to collect from us. In December 2018, Melinta filed a complaint in the Court of Chancery of the State of Delaware alleging that we breached certain representations and warranties in the purchase and sale agreement pursuant to which Melinta acquired our infectious disease business. In addition, in March 2019, Fortis, the representative the former owners of the infectious disease business, filed a complaint in the Court of Chancery of the State of Delaware against Melinta and us regarding the non-payment of the Vabomere Milestone Payment. In connection with Melinta’s lawsuit, Melinta is seeking indemnification under the purchase and sale agreement and notified us that it would not be paying the Vabomere Milestone Payment or the first of two $25 million deferred payments due to us under the purchase and sale agreement because Melinta believes it has the right to set-off such payments against its claimed damages in its lawsuit. Although we believe Melinta’s claims are meritless and we will vigorously defend any and all claims brought against us by Melinta and seek full payment by Melinta of its obligations under the purchase and sale agreement, litigation is subject to inherent uncertainty. See Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q for a description of our litigation related to Melinta.

We believe that our existing cash and cash equivalents (not including any negative outcomes in our pending litigation matters, and assuming no sale of the Melinta shares of common stock that we own), will not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from April 26, 2019 (the date of filing this Form 10-Q), including the receipt of clinical results from our ongoing Phase III trial of inclisiran and our anticipated submission of an NDA with the FDA and a European Marketing Authorization with the EU.

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
Future development of our business infrastructure and operations could strain our operational, human and financial resources. In order to manage the development of our business infrastructure and global operations, we must:

•	continue to improve operating, administrative, and information systems;

•	accurately predict future personnel and resource needs to meet contract commitments;

•	track the progress of ongoing projects;

•	attract and retain qualified management, sales, professional, scientific and technical operating personnel; and

•	enter into suitable partnerships with third parties, as needed, to provide a viable platform to commercialize inclisiran.
If we do not take these actions and are not able to manage our business, then our operations may be less successful than anticipated.

Risks Related to Our Financial Results

We have a history of net losses and may not achieve profitability in future periods.

We have incurred net losses in many years and on a cumulative basis since our inception, and we expect to continue to incur net losses. As of March 31, 2019, we had an accumulated deficit of approximately $1.4 billion. In those periods in which we were able to achieve profitability, our profitability was based on revenue from sales of Angiomax, and a substantial majority of our historic revenue has been generated from sales of Angiomax in the United States. However, in August 2018 we divested Angiomax in the United States to Sandoz following a period of generic competition for Angiomax that commenced in the United States in July 2015 and in Europe in August 2015.

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

At March 31, 2019, we had approximately $199.7 million in cash and cash equivalents. We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with inclisiran. We also will require cash to pay interest on the $172.5 million aggregate principal amount of 2024 notes, the $400.0 million aggregate principal amount of the 2022 notes and the $402.5 million aggregate principal amount of the 2023 notes, and to make principal payments on the 2024 notes, 2022 notes and 2023 notes at maturity or upon conversion (other than the 2023 and 2024 notes upon conversion, in which case we will have the option to settle entirely in shares of our common stock).

In addition, as of April 26, 2019, our total potential milestone payment obligations related to development, regulatory and commercial milestones for inclisiran, assuming all milestones are achieved in accordance with the terms of our license and collaboration agreement with Alnylam, would be $150.0 million. Of this amount, $50.0 million relates to regulatory approval milestones and $100.0 million relates to commercial milestones. We had additional contingent cash payments relating to pre-clinical infectious disease assets acquired in our Rempex acquisition (and which were not divested in the Melinta transactions), but the obligations for such payments were assumed by Qpex in its acquisition of the pre-clinical infectious disease assets in October 2018. In addition, even though Melinta assumed our obligation to make the Vabomere Milestone Payment, we remain ultimately responsible to pay the Vabomere Milestone Payment under our agreement with the former owners of the infectious disease business; however we believe that we are responsible for such payment only if the former owners of the infectious disease business are unable to collect from Melinta after exercising due diligence in attempting to collect from Melinta before seeking to collect from us. See Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q for a description of our litigation related to Melinta.

In addition, of the total potential milestone payment obligations, based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we do not expect that we would make milestone payments under our license agreement and collaboration agreement with Alnylam during 2019.
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

In the event the conditional conversion feature of the 2022 notes, the 2023 notes or the 2024 notes is triggered, holders of such notes will be entitled to convert the notes at any time during specified periods at their option, which are set forth in the applicable indenture. If one or more holders elect to convert their 2022 notes, we would be required, with respect to each $1,000 principal amount of 2022 notes, to make cash payments equal to the lesser of $1,000 and the sum of the daily conversion values, which could adversely affect our liquidity. If the holders of all of the 2022 notes were able to exercise their conversion option, we would not have sufficient cash to satisfy our payment obligations with respect to all of the 2022 notes and meet our anticipated funding requirements for a year from April 26, 2019 (the date of filing this Form 10-Q). With respect to the 2023 notes and 2024 notes, we have the option to settle conversions entirely in cash, in common stock or a combination thereof. In addition, even if holders do not elect to convert their notes, we are required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which results in a material reduction of our net working capital.

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

Our competitors may develop, market or license products or novel technologies that are more effective, safer, more convenient or less costly than any that are being developed by us, or may obtain marketing approval for their products from the FDA or equivalent foreign regulatory bodies more rapidly than we may obtain approval for ours. There are well established products, including in many cases generic products, that are approved and marketed for the indications for which we are developing inclisiran. In addition, competitors are developing products for such markets and indications. A description of the competition for inclisiran is included in “Part I, Item 1. Business-Competition” of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Inclisiran. We have exclusively licensed from Alnylam patents and patent applications covering RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases for purposes of developing and commercializing such RNAi therapeutics. In November 2018, the PTO issued U.S. Patent No. 10,125,369, or the ‘369 patent. The ‘369 patent contains claims directed to specific compositions of the inclisiran product we are developing and methods of administrating such compositions and is set to expire in August 2034 (not including any patent term or pediatric extensions). In addition, some of the patents licensed from Alnylam are directed to general RNAi technology and expire between 2020 and 2028 in the United States. Other patents cover compositions of the inclisiran product being developed under our license from Alnylam and methods of treatment using such inclisiran product and the patents expire in 2027 and 2028 in the United States. In addition, we and Alnylam have filed and are prosecuting a number of patent applications in the United States and in certain foreign countries.

We plan to file applications for patent term extension for inclisiran upon its approval. If we do not receive patent term extensions for the periods requested by us or at all, our patent protection for inclisiran could be limited.

With respect to the portfolio of patents licensed from Alnylam, it is possible that one or more companies hold patent rights that could be asserted against us or patent rights to which we may need a license. If a court rules that we infringe such patent rights that have been asserted against us and/or we are not able to obtain a license on reasonable terms, we may be forced to pay license fees set by the court or may be unable to market inclisiran, which in either case could have a material adverse effect on our business. For example, in October 2017 Silence served a claim in the High Court of Justice, Chancery Division, Patents Court in the United Kingdom, naming The Medicines Company UK Ltd., our wholly owned subsidiary, Alnylam and Alnylam UK Limited, as co‑defendants. In Silence’s claim, it sought a determination that it is entitled to SPCs based on its ‘847 patent and the prospective European regulatory approvals for inclisiran and for certain of Alnylam’s product candidates. This was based on Silence’s assertion that inclisiran and the cited Alnylam product candidates fall within the scope of the ‘847 patent. Following briefing and additional claims by the parties, the High Court had listed the trial for 10 days which was to be heard in a window starting on December 3, 2018 for all claims between Silence, Alnylam and us. However, on June 29, 2018, Silence withdrew the proceedings it issued against us seeking a determination that it is entitled to SPCs based on the ‘847 patent and the prospective European regulatory approvals for inclisiran. The trial between Silence and Alnylam was scheduled to continue without us and to be heard in December 2018. On December 9, 2018, Silence and Alnylam entered into a settlement and license agreement pursuant to which Alnylam received a global license to Silence’s relevant intellectual property for all current and future Alnylam products, including inclisiran, for a low royalty on Alnylam’s ONPATTRO product in the European Union through 2023. The settlement does not contain any milestones or royalties payments due to Silence with respect to inclisiran. In connection with the settlement, we entered into an agreement with Alnylam and Silence to discontinue all of our pending litigation against Silence and EPO oppositions of Silence’s patents, and we agreed to forgo any reimbursement of legal costs from Silence. Under our collaboration agreement with Alnylam, we received a license from Alnylam covering the license rights granted to Alnylam from Silence with no additional milestone payments or royalties. See Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q for a full description of our litigation with Silence.

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

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2015 to April 25, 2019, the last reported closing price of our common stock ranged from a high of $55.95 per share to a low of $16.69 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

•	announcements of results of clinical trials or nonclinical studies by us or third parties relating to inclisiran or products of our competitors or of regulatory proceedings by us or our competitors;

•	approval or rejection of submissions for marketing approval for inclisiran;

•	changes in securities analysts’ estimates of our financial performance;

•	changes in valuations of similar companies;

•	variations in our operating results;

•	acquisitions and strategic partnerships;

•	announcements of technological innovations or new commercial products by us or our competitors or the filing of Abbreviated New Drug Applications, NDAs or BLAs for products competitive with ours;

•	changes in governmental regulations;

•	developments in patent rights or other proprietary rights;

•	the extent to which our products are commercially successful globally;

•	developments in our ongoing litigation and significant new litigation;

•	developments or issues with our contract manufacturers;

•	changes in our management; and

•	general market conditions.

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

THE MEDICINES COMPANY

Date:	April 26, 2019	By:	/s/ Christopher J. Visioli
Christopher J. Visioli
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Separation Agreement, dated March 15, 2019, between Christopher Cox and the registrant (filed herewith)
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

* The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.