Form 10-Q
period 2019-06-30
MEDICINES CO /DE
filed 2019-07-24
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
For the transition period from to

Commission file number 000-31191
THE MEDICINES COMPANY
(Exact name of registrant as specified in its charter)

Delaware			04-3324394
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

8 Sylvan Way			07054
Parsippany	,	New Jersey
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code: (973) 290-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MDCO	NASDAQ Global Select Market

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
Yes ☐ No ☑

As of July 22, 2019, there were 79,350,047 shares of Common Stock, $0.001 par value per share, outstanding (excluding 3,013,143 shares held in treasury).

THE MEDICINES COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2019

Part I. Financial Information

Item 1. Condensed Financial Statements

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$319,272	$238,310
Short-term investment	4,407	2,627
Inventory, net	—	864
Prepaid expenses and other current assets	57,948	53,002
Total current assets	381,627	294,803
Fixed assets, net	7,874	8,872
Goodwill	200,571	200,571
Restricted cash	6,532	6,710
Contingent purchase price from sale of businesses	324,499	325,806
Other assets	35,170	4,924
Total assets	$956,273	$841,686
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,331	$695
Accrued expenses	52,066	57,716
Other current liabilities	7,567	—
Total current liabilities	63,964	58,411
Convertible senior notes	817,774	792,752
Other liabilities	36,406	12,787
Total liabilities	918,144	863,950
Stockholders’ equity (deficit):
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 187,500,000 authorized; 82,338,481 issued and 79,325,338 outstanding at June 30, 2019 and 76,861,668 issued and 73,848,525 outstanding at December 31, 2018	82	77
Additional paid-in capital	1,633,308	1,452,975
Treasury stock, at cost; 3,013,143 shares at June 30, 2019 and December 31, 2018	(90,016)	(90,016)
Accumulated deficit	(1,500,644)	(1,380,724)
Accumulated other comprehensive loss	(4,601)	(4,576)
Total stockholders’ equity (deficit)	38,129	(22,264)
Total liabilities and stockholders’ equity (deficit)	$956,273	$841,686
See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$—	$1,667	$—	$9,438
Operating expenses:
Cost of revenues	—	2,931	—	5,668
Research and development	28,112	30,294	55,123	70,660
Selling, general and administrative	19,889	21,013	36,871	49,964
Total operating expenses	48,001	54,238	91,994	126,292
Loss from operations	(48,001)	(52,571)	(91,994)	(116,854)
Co-promotion and license income	—	254	—	482
Gain (loss) on short-term investment	2,057	(3,474)	1,791	(33,463)
Interest expense	(15,791)	(12,108)	(31,815)	(24,185)
Other income	1,687	1,053	2,108	3,422
Loss from continuing operations before income taxes	(60,048)	(66,846)	(119,910)	(170,598)
(Provision for) benefit from income taxes	(7)	12,393	(10)	31,309
Loss from continuing operations	(60,055)	(54,453)	(119,920)	(139,289)
Income from discontinued operations, net of tax	—	256	—	114,241
Net loss	$(60,055)	$(54,197)	$(119,920)	$(25,048)

Basic loss per common share:
Loss from continuing operations	$(0.80)	$(0.74)	$(1.62)	$(1.89)
Earnings from discontinued operations	—	—	—	1.55
Basic loss per share	$(0.80)	$(0.74)	$(1.62)	$(0.34)

Diluted loss per common share:
Loss from continuing operations	$(0.80)	$(0.74)	$(1.62)	$(1.89)
Earnings from discontinued operations	—	$—	—	1.55
Diluted loss per share	$(0.80)	$(0.74)	$(1.62)	$(0.34)

Weighted average number of common shares outstanding:
Basic	74,809	73,349	74,230	73,574
Diluted	74,809	73,349	74,230	73,574

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(60,055)	$(54,197)	$(119,920)	$(25,048)
Other comprehensive income (loss):
Foreign currency translation adjustment	805	(123)	(25)	(594)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	1,183
Other comprehensive income (loss)	805	(123)	(25)	589
Comprehensive loss	$(59,250)	$(54,320)	$(119,945)	$(24,459)

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Comprehensive Income	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity (Deficit)
Balance at January 1, 2018	76,191	$76	(3,013)	$(90,016)	$1,377,393	$(1,257,356)	$(5,183)	$24,914
Employee stock purchases	335	—			8,637			8,637
Issuance of restricted stock awards	35	—						—
Non-cash stock compensation					4,454			4,454
Adoption of new accounting standard related to revenue recognition						(210)		(210)
Net income						29,149		29,149
Currency translation adjustment							(471)	(471)
Amounts reclassified from accumulated other comprehensive income							1,183	1,183
Balance at March 31, 2018	76,561	$76	(3,013)	$(90,016)	$1,390,484	$(1,228,417)	$(4,471)	$67,656
Employee stock purchases	130	—			3,274			3,274
Non-cash stock compensation					4,619			4,619
Net loss						(54,197)		(54,197)
Currency translation adjustment							(123)	(123)
Balance at June 30, 2018	76,691	$76	(3,013)	$(90,016)	$1,398,377	$(1,282,614)	$(4,594)	$21,229

Balance at January 1, 2019	76,862	$77	(3,013)	$(90,016)	$1,452,975	$(1,380,724)	$(4,576)	$(22,264)
Employee stock purchases	33	—			672			672
Issuance of restricted stock awards	(10)	—						—
Non-cash stock compensation					4,446			4,446
Equity component of 2024 Notes issuance, net					2,452			2,452
Net loss						(59,865)		(59,865)
Currency translation adjustment							(830)	(830)
Balance at March 31, 2019	76,885	$77	(3,013)	$(90,016)	$1,460,545	$(1,440,589)	$(5,406)	$(75,389)
Employee stock purchases	211	—			5,438			5,438
Issuance of restricted stock awards	16	—						—
Non-cash stock compensation					5,747			5,747
Issuance of common stock	5,227	5			161,578			161,583
Net loss						(60,055)		(60,055)
Currency translation adjustment							805	805
Balance at June 30, 2019	82,339	$82	(3,013)	$(90,016)	$1,633,308	$(1,500,644)	$(4,601)	$38,129

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(119,920)	$(25,048)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	999	1,443
Amortization of debt discount	18,233	13,531
Unrealized foreign currency transaction losses, net	41	127
Stock compensation expense	10,193	9,073
Gain on sale of business	—	(168,955)
Gain on sale of assets	(500)	—
(Gain) loss on short-term investments	(1,780)	33,463
Reserve for excess or obsolete inventory	—	(394)
Changes in contingent purchase price	—	(258)
Changes in operating assets and liabilities:
Accounts receivable	—	619
Inventory, net	863	2,258
Prepaid expenses and other assets	1,031	6,687
Accounts payable	3,656	(4,618)
Accrued expenses	(5,510)	(33,253)
Other current liabilities	—	(4,181)
Payments on contingent purchase price	—	(57)
Other liabilities	(5,904)	4,222
Net cash used in operating activities	(98,598)	(165,341)
Cash flows from investing activities:
Proceeds from sale of assets	500	—
Purchases of fixed assets	—	(7)
Proceeds from sale of business	—	166,383
Net cash provided by investing activities	500	166,376
Cash flows from financing activities:
Proceeds from issuances of common stock, net	6,111	11,913
Payments on contingent purchase price	—	(511)
Proceeds from the issuance of convertible senior notes	9,500	—
Proceeds from equity offering, net	161,583	—
Debt issuance costs	(280)	—
Net cash provided by financing activities	176,914	11,402
Effect of exchange rate changes on cash	1,968	(1,374)
Increase in cash, cash equivalents and restricted cash	80,784	11,063
Cash, cash equivalents and restricted cash at beginning of period	245,020	156,900
Cash, cash equivalents and restricted cash at end of period(a)	$325,804	$167,963
Supplemental disclosure of cash flow information:
Interest paid	$10,534	$10,534
(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheet:

	June 30, 2019	June 30, 2018
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$319,272	162,530
Restricted cash	6,532	5,433
Total cash, cash equivalents and restricted cash at end of period	$325,804	$167,963

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

1. Nature of Business

The Medicines Company (the Company) is a biopharmaceutical company driven by its purpose to solve major medical, societal and economic challenges in healthcare. The Company has a singular focus on one of the greatest global healthcare challenges and burdens - that presented by cardiovascular disease, which remains the number one cause of death in the United States and worldwide. The leading cause of cardiovascular disease morbidity and mortality is atherosclerotic cardiovascular disease (ASCVD). The Company takes on that challenge by developing inclisiran, the investigational RNA interference (RNAi) therapeutic, that specifically inhibits production of proprotein convertase subtilisin/kexin type 9 (PCSK9), a key protein that controls LDL-cholesterol (LDL-C) levels. The Company believes inclisiran is uniquely suited to make a significant difference reducing risk in ASCVD. The Company has the right to develop, manufacture and commercialize inclisiran under its collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam).

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

The Company’s results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected from the Company for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the 2018 Form 10-K.

Going Concern

Due to the divestiture of the Company’s rights to branded Angiomax in the United States to Sandoz Inc. (Sandoz) during 2018, the Company is no longer generating revenues from product sales. Prior to such divestiture, the Company’s revenues generated from product sales had been declining significantly since 2014 due to the introduction of generic competition against Angiomax and the divestiture of certain of the Company’s non-core products. The Company has incurred net losses and negative cash flows from operations since 2014 and had an accumulated deficit of $1,500.6 million as of June 30, 2019. The Company expects to incur significant expenses and operating losses for the foreseeable future as it continues to develop, seek regulatory approval for and commercially launch inclisiran. On June 24, 2019, the Company filed a shelf registration statement on Form S-3 with the SEC, which was automatically effective upon filing. This shelf registration statement permits the Company to offer, from time to time, an unspecified amount of debt securities, common stock, preferred stock, depositary shares, purchase contracts, purchase units and warrants. On June 28, 2019, the Company sold an aggregate of 5,227,273 shares of its common stock, including the exercise in full by the underwriters of an option to purchase additional 681,818 shares of common stock, in an underwritten public offering at a price to the public of $33.00 per share. We received net proceeds of approximately $161.6 million from the sale of shares in the offering, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The Company believes that its existing cash and cash equivalents and short term investments of approximately $323.7 million as of June 30, 2019, will be sufficient to satisfy the Company’s anticipated operating and other funding requirements for the next twelve months from July 24, 2019 (the date of filing this Form 10-Q).

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
The Company noted no impairment on the carrying amount of the contingent assets. In addition, the Company determined that the fair values of these contingent payments to be received from Mallinckrodt, Chiesi and Melinta, respectively, are not readily determinable at June 30, 2019, as the estimated future net sales of each of the respective products are determined by the future actions of such parties.

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

3. Stock Compensation Expense

The Company recorded stock compensation expense of approximately $5.7 million and $4.6 million for the three months ended June 30, 2019 and 2018, respectively, and $10.2 million and $9.1 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was approximately $60.1 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. The Company expects to recognize those costs, exclusive of $39.7 million related to stock options which will vest upon the achievement of specified performance goals, over a weighted average period of 1.5 years.

During the six months ended June 30, 2019 and 2018, the Company issued a total of 262,504 and 602,820, respectively, of shares of its common stock upon the exercise of stock options, grants of restricted stock, and purchases under the Company’s 2010 employee stock purchase plan (ESPP). Cash received from the exercise of stock options and purchases through the ESPP during the six months ended June 30, 2019 and 2018 was $6.1 million and $11.9 million, respectively, and is included within the financing activities section of the accompanying condensed consolidated statements of cash flows.
4. Earnings (Loss) Per Share

Basic loss per share is computed by dividing consolidated net (loss) income by the weighted average number of shares of common stock outstanding during the period, excluding unvested restricted common shares. The potentially dilutive effect of the Company’s stock options, unvested restricted common stock, and convertible senior notes due 2022 (2022 Notes) on earnings per share is computed under the treasury stock method.  In addition, the Company analyzes the potential dilutive effect of the convertible senior notes due 2023 (2023 Notes) and 2024 (2024 Notes) on earnings per share under the “if converted” method, in which it is assumed that the outstanding security converts into common stock at the beginning of the period, or at the time of issuance, if later.

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

For periods of loss from continuing operations, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common share equivalents is anti-dilutive. Due to the periods of loss from continuing operations, the calculation of diluted loss per share for the three and six months ended June 30, 2019 excluded 16,278,260 and 15,877,586, respectively, of potentially dilutive stock options, warrants, restricted common shares, and shares issuable upon conversion of the 2022 Notes, 2023 Notes and 2024 Notes as their inclusion would have an anti-dilutive effect.

The calculation of diluted loss per share for the three and six months ended June 30, 2018 excluded 9,084,658 and 9,023,621, respectively, of potentially dilutive stock options, stock purchase warrants, restricted common shares, and shares issuable upon conversion of the 2022 Notes and 2023 Notes as their inclusion would have an anti-dilutive effect.

5. Income Taxes

For the three months ended June 30, 2019 and 2018, the Company recorded a provision for income taxes of less than $0.01 million and benefit from income taxes of $12.4 million, respectively. The worldwide effective income tax rates for the Company for the three months ended June 30, 2019 and 2018 was 0.01% and 18.5%, respectively.

For the six months ended June 30, 2019 and 2018, the Company recorded a provision for income taxes of $0.01 million and a benefit from income taxes of $31.3 million, respectively. The worldwide effective income tax rates for the Company for the six months ended June 30, 2019 and 2018 was 0.01% and 18.4%, respectively.

For the three and six months ended June 30, 2019, the Company’s income tax provision is primarily attributable to minimum state taxes and foreign taxes based on income.

For the three and six months ended June 30, 2018, the Company’s benefit from income taxes is primarily attributable to the utilization of current period losses against a discrete provision for income taxes of $51.2 million from the sale of the Company’s infectious disease business. For further details regarding the sale of the infectious disease business see Note 15, “Discontinued Operations.”

The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company placed significant weight on the fact that the Company expects to be in a cumulative net book loss for the three-year period ending December 31, 2019 in recording valuation allowances on substantial portions of its deferred tax assets as of June 30, 2019.

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
6. Cash and Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. At June 30, 2019 and December 31, 2018, the Company had cash and cash equivalents of $319.3 million and $238.3 million, respectively, which consisted of cash of $306.9 million and $226.0 million, and money market funds with original maturities of less than three months of $12.4 million and $12.3 million at June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019 and December 31, 2018, the Company’s common stock investment in Melinta had a readily determinable fair value of $4.4 million and $2.6 million, respectively. During the three and six months ended June 30, 2019, the Company recognized a gain of $2.1 million and $1.8 million, respectively, all of which was unrealized, in the accompanying condensed consolidated statements of operations, relating to the Company’s investment in Melinta.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

During the three and six months ended June 30, 2018, the Company recognized losses of $3.5 million and $33.5 million, respectively, all of which was unrealized, in the accompanying condensed consolidated statements of operations, relating to the Company’s investment in Melinta.

Restricted Cash

The Company had restricted cash of $6.5 million and $6.7 million at June 30, 2019 and December 31, 2018, respectively which included $6.2 million and $6.3 million, respectively, reserved for outstanding letters of credit associated with foreign taxes, and $0.4 million and $0.4 million, respectively, reserved for other U.S. operating expenses. These funds are invested in certificates of deposit.

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

Except for the Company’s Level 2 liabilities which are discussed in Note 9, “Convertible Senior Notes,” the following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018, by level, within the fair value hierarchy:

	As of June 30, 2019				As of December 31, 2018
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2019	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
	(in thousands)
Assets:
Cash equivalents	$12,438	$—	$—	$12,438	$12,298	$—	$—	$12,298
Short-term investment	4,407	—	—	4,407	2,627	—	—	2,627
Total assets at fair value	$16,845	$—	$—	$16,845	$14,925	$—	$—	$14,925

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

8. Inventory

The major classes of inventory were as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Raw materials	$—	$864
Work-in-progress	—	—
Finished goods	—	—
Total	$—	$864

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

During the second quarter of 2019, the conditional conversion feature of the 2024 Notes was triggered based on the trading price of the Company’s common stock during the second quarter of 2019, and the holders are currently entitled to convert the 2024 Notes through September 30, 2019. From July 1, 2019 through July 23, 2019, no holders of the 2024 Notes exercised their conversion option. In the event that the holders elect to convert their 2024 Notes, the Company intends to deliver shares of the Company’s common stock. As of June 30, 2019 the value of the convertible portion of the 2024 Notes exceeds the principal amount by $77.2 million.

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

In accounting for the issuance of the 2024 Notes, the Company separated the 2024 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2024 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the five-year term of the 2024 Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component related to the 2024 Notes was $44.4 million and was recorded in additional paid-in capital on the accompanying consolidated balance sheet.

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

The 2024 Notes consist of the following:

Liability component	June 30, 2019	December 31, 2018
	(in thousands)
Principal	$172,500	$163,000
Less: Debt discount, net(1)	(46,042)	(47,010)
Net carrying amount	$126,458	$115,990
_______________________________________

(1)
Included in the accompanying consolidated balance sheets within convertible senior notes (due 2024) and amortized to interest expense over the remaining life of the 2024 Notes using the effective interest rate method.

The fair value of the 2024 Notes was approximately $274.1 million as of June 30, 2019. The Company estimates the fair value of its 2024 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2024 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of June 30, 2019, the remaining contractual life of the 2024 Notes is approximately 4.5 years.

The following table sets forth total interest expense recognized related to the 2024 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Contractual interest expense	$1,400	$—	$2,918	$—
Amortization of debt discount	1,774	—	3,679	—
Total	$3,174	$—	$6,597	$—
Effective interest rate of the liability component	11.15%	—%	11.15%	—%

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

The 2023 Notes consist of the following:

Liability component	June 30, 2019	December 31, 2018
	(in thousands)
Principal	$402,500	$402,500
Less: Debt discount, net(1)	(69,709)	(76,925)
Net carrying amount	$332,791	$325,575
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2023) and amortized to interest expense over the remaining life of the 2023 Notes using the effective interest rate method.

The fair value of the 2023 Notes was approximately $392.9 million as of June 30, 2019. The Company estimates the fair value of its 2023 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2023 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of June 30, 2019, the remaining contractual life of the 2023 Notes is approximately 4.0 years.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table sets forth total interest expense recognized related to the 2023 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Contractual interest expense	$2,767	$2,767	$5,534	$5,534
Amortization of debt discount	3,619	3,351	7,216	6,682
Total	$6,386	$6,118	$12,750	$12,216
Effective interest rate of the liability component	7.5%	7.5%	7.5%	7.5%

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

The 2022 Notes consist of the following:

Liability component	June 30, 2019	December 31, 2018
	(in thousands)
Principal	$399,997	$399,997
Less: Debt discount, net(1)	(41,472)	(48,810)
Net carrying amount	$358,525	$351,187
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $476.1 million as of June 30, 2019. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of June 30, 2019, the remaining contractual life of the 2022 Notes is approximately 2.5 years. As of June 30, 2019 the value of the convertible portion of the 2022 Notes exceeds the principal amount by $15.5 million.

The following table sets forth total interest expense recognized related to the 2022 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Contractual interest expense	$2,500	$2,500	$5,000	$5,000
Amortization of debt discount	3,679	3,434	7,338	6,848
Total	$6,179	$5,934	$12,338	$11,848
Effective interest rate of the liability component	6.5%	6.5%	6.5%	6.5%

10. Accumulated Other Comprehensive Loss

The following tables provide a reconciliation of the components of accumulated other comprehensive loss, net of tax, attributable to the Company for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
	Foreign currency translation adjustment	Total	Foreign currency translation adjustment	Total
	(in thousands)
Balance at beginning of period	$(5,406)	$(5,406)	$(4,471)	$(4,471)
Other comprehensive income (loss)	805	805	(123)	(123)
Total other comprehensive income (loss)	805	805	(123)	(123)
Balance at end of period	$(4,601)	$(4,601)	$(4,594)	$(4,594)

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Six Months Ended June 30,
	2019		2018
	Foreign currency translation adjustment	Total	Foreign currency translation adjustment	Total
	(in thousands)
Balance at beginning of period	$(4,576)	$(4,576)	$(5,183)	$(5,183)
Other comprehensive loss before reclassifications	(25)	(25)	(594)	(594)
Amounts reclassified from accumulated other comprehensive loss(1)	—	—	1,183	1,183
Total other comprehensive (loss) income	(25)	(25)	589	589
Balance at end of period	$(4,601)	$(4,601)	$(4,594)	$(4,594)

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

	June 30, 2019		December 31, 2018
	($ in thousands)
Long-lived assets:
United States	$569,052	99.0%	$541,268	99.0%
Europe	5,594	1.0%	5,615	1.0%
Total long-lived assets	$574,646	100.0%	$546,883	100.0%

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

13. Restructuring

2018 Workforce Reduction

In October 2017, the Company announced its intention to commence a series of workforce reductions, independent of the divestiture of the Company’s infectious disease business (the Workforce Reductions), to improve efficiencies and better align its costs and structure. The Workforce Reductions and the infectious disease business divestiture resulted in the Company reducing its personnel to less than 60 full time employees at such time. Upon signing release agreements, affected employees received the

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Company’s severance package, including reduction payments and fully paid health care coverage and outplacement services for six months to a year. The impacted employees were eligible to receive severance payments in specified amounts, health benefits and outplacement services. For the three and six months ended June 30, 2019, there were no material restructuring charges. For the three months ended June 30, 2018, the Company recorded $0.3 million, $3.3 million, and $2.5 million in costs of revenue, research and development and selling, general and administrative expenses, respectively, in the accompanying condensed consolidated statement of operations based on responsibilities of the impacted employees.

For the six months ended June 30, 2018, the Company recorded $0.8 million, $4.1 million, and $8.4 million in costs of revenue, research and development and selling, general and administrative expenses, respectively, in the accompanying condensed consolidated statement of operations based on responsibilities of the impacted employees.

The following table sets forth details regarding the activities described above during the six months ended June 30, 2019:

	Balance as of January 1, 2019	Expenses, Net	Cash	Noncash	Balance as of June 30, 2019
	(in thousands)
2018 Workforce reduction	$2,334	$—	$(2,151)	$(77)	$106

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

15. Discontinued Operations

Sale of Infectious Disease Business

On January 5, 2018, the Company completed the sale of its infectious disease business, consisting of the products Vabomere, Orbactiv and Minocin IV and line extensions thereof, and substantially all of the assets related thereto, other than certain pre-clinical assets, to Melinta. At the completion of the sale, the Company received approximately $166.4 million and 3,313,702 shares of Melinta common stock having a market value, based on Melinta's closing share price on January 5, 2018, of approximately $54.5 million. The Company’s common stock investment in Melinta was recorded as a short-term investment with a readily determinable fair value at June 30, 2019 of $4.4 million on the accompanying condensed consolidated balance sheet. See Note 6 “Cash, Cash Equivalents and Investments” for further details.

In addition, the Company is entitled to receive a cash payment payable 12 months following the closing of the transaction equal to $25.0 million and a cash payment payable 18 months following the closing of the transaction equal to $25.0 million. On January 5, 2018 the fair value of such payments was approximately $45.9 million, of which $23.3 million was originally recorded in prepaid expenses and other current assets and $22.6 million was originally recorded in other assets on the condensed consolidated balance sheet. Such fair value was estimated using a discounted cash flow model and was classified as a Level 3 fair value measurement due to the use of significant unobservable inputs. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. The excess of the cash payments payable to the Company over the initial fair value was amortized to interest income over the 12 and 18 month periods using the effective interest rate method. As of June 30, 2019, the carrying amounts of these assets of $50.0 million approximate their fair value due to the short term nature of the payments.

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

measurement due to the use of these significant unobservable inputs. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels.

In addition, Melinta assumed the Company’s obligation to make potential milestone payments due under the Company’s acquisition agreement with Rempex Pharmaceuticals, Inc. (Rempex) related to regulatory and sales based milestones of up to $35 million and $120 million, respectively. This is inclusive of a $30 million milestone payment to the former owners of the infectious disease business (Vabomere Milestone Payment), achieved upon receipt of regulatory approval of Vabomere by the European Medicines Agency. As regulatory approval was received by Melinta in November 2018, the Vabomere Milestone Payment is due. The Company remains ultimately responsible to pay the Vabomere Milestone Payment under its agreement with the former owners of the infectious disease business; however the Company believes that it is responsible for such payment only if the former owners of the infectious disease business are unable to collect from Melinta after exercising due diligence in attempting to collect from Melinta before seeking to collect from the Company. In December 2018, Melinta filed a complaint in the Court of Chancery of the State of Delaware alleging that the Company breached certain representations and warranties in the purchase and sale agreement pursuant to which Melinta acquired the Company’s infectious disease business. In connection with the lawsuit, Melinta is seeking indemnification under the purchase and sale agreement and notified the Company that it would not be paying the Vabomere Milestone Payment or the two $25 million deferred payments due to the Company under the purchase and sale agreement because Melinta believes it has the right to set-off such payments against its claimed damages in its lawsuit. The Company contested Melinta’s indemnification and right of set-off assertions. The Company has contested Melinta’ position, and on December 28, 2018, January 22, 2019 and July 16, 2019, the Company sent demand letters to Melinta regarding its failure to pay the Vabomere Milestone Payment, the first deferred payment and the second deferred payment, respectively. Relatedly, on January 7, 2019, the Company received a letter on behalf of Fortis Advisors LLC, (Fortis), in its capacity as the representative for the interests of former equity holders of Rempex, demanding that the Company pay the Vabomere Milestone Payment. On January 28, 2019, the Company notified Fortis that, while the Company agrees it is ultimately responsible for the Vabomere Milestone Payment even though the payment was assumed by Melinta, the Company believes it is responsible for such payment only if Fortis is unable to collect from Melinta after exercising due diligence in attempting to collect from Melinta before seeking to collect from the Company. On March 28, 2019, Fortis filed a complaint in the Court of Chancery of the State of Delaware against Melinta and the Company regarding the non-payment of the Vabomere Milestone Payment. On April 18, 2019, the Company filed an answer to Fortis’s complaint and a crossclaim against Melinta, alleging breach of contract and requesting that the Court order Melinta to fulfill its obligations under the purchase and sale agreement, including complying with payment obligations in connection with the Vabomere Milestone Payment, among other relief. That same day, Melinta filed a motion to dismiss Fortis’s complaint, and filed its opening brief in support of that motion on May 31, 2019. On May 8, 2019, Melinta filed its answer to the Company’s crossclaim. On May 20, 2019, Fortis filed both a motion for partial judgment on the pleadings against the Company and its brief in support of that motion. On June 21, 2019, the Company filed both a motion for judgment on the pleadings against Melinta and a combined answering and opening brief, which both opposed Fortis’s motion for partial judgment on the pleadings and supported the Company’s affirmative motion for judgment on the pleadings against Melinta. Oral argument on Fortis’s Motion for Partial Judgment on the Pleadings is currently scheduled for September 19, 2019. Briefing in both the Fortis and Melinta matters has continued, and is presently ongoing. Although the Company will vigorously contest Fortis’s claims on the basis that they must first exercise due diligence in attempting to collect the Vabomere Milestone Payment from Melinta before they seek to collect from the Company, litigation is subject to inherent uncertainty. The Company believes Melinta’s claims are meritless and it will vigorously defend any and all claims brought against itself by Melinta and seek full payment by Melinta of its obligations under the purchase and sale agreement.

Financial results of the infectious disease business are presented as “Income (loss) from discontinued operations, net of tax” on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2018.

The following table presents key financial results of the infectious disease business included in “Income (loss) from discontinued operations, net of tax” for the three and six months ended June 30, 2018.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(In thousands)
Net product revenues	$(81)	$(107)
Operating expenses:
Cost of revenue	(17)	197
Research and development	98	510
Selling, general and administrative	(19)	3,077
Total operating expenses	62	3,784
Loss from operations	(143)	(3,891)
Gain from sale of business	—	168,955
Other income, net	484	410
Income from discontinued operations before income taxes	341	165,474
Benefit from income taxes	85	51,233
Income from discontinued operations, net of tax	$256	$114,241

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
The significant cash flow items from discontinued operations for the six months ended June 30, 2018 were as follows:

Six months ended June 30, 2018
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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The Company’s lease and sublease portfolio consists of operating leases and are included on the accompanying condensed consolidated balance sheet as follows:

June 30, 2019
(in thousands)
Other assets	$32,696

Liabilities
Other current liabilities	$7,567
Other liabilities	31,319
Total Lease Liabilities	$38,886

Equipment leases with an initial term of 12 months or less are not recorded on the accompanying condensed consolidated balance sheet. The Company recognizes rent expense for these leases on a straight-line basis over the lease term and is not material.

The Company recognizes a right-of-use asset, which represents the Company’s right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments arising over the lease term. The present value of the lease payments are calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s weighted average discount rate and lease terms for its operating leases as of June 30, 2019 was 8.61% and 7.1 years, respectively.

For the three months ended June 30, 2019, the Company recorded operating lease costs and sublease income of $1.9 million and $0.8 million, respectively, in selling, general and administrative expenses, in the accompanying condensed consolidated statements of operations.

For the six months ended June 30, 2019, the Company recorded operating lease costs and sublease income of $3.9 million and $1.5 million, respectively, in selling, general and administrative expenses, in the accompanying condensed consolidated statements of operations.

The accompanying statement of cash flows includes $2.5 million in net cashed used in operating activities, related to net cash payments for operating leases.

The Company’s operating lease payments for the remainder of 2019 is expected to be $3.9 million, and for the years ended December 31, 2020, 2021, 2022, 2023 and thereafter are expected to be $8.6 million, $8.7 million, $8.8 million, $6.6 million and $15.4 million, respectively, inclusive of interest of approximately $12.9 million.

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

Overview
Our Business

We are a biopharmaceutical company driven by our purpose solve major medical, societal and economic challenges in healthcare. We have a singular focus on one of the greatest global healthcare challenges and burdens - that presented by cardiovascular disease, which remains the number one cause of death in the United States and worldwide. The leading cause of cardiovascular disease morbidity and mortality is atherosclerotic cardiovascular disease, or ASCVD. We take on that challenge by developing inclisiran, the investigational RNA interference, or RNAi, therapeutic, that specifically inhibits production of proprotein convertase subtilisin/kexin type 9, or PCSK9, a key protein that controls LDL-cholesterol, or LDL-C, levels. We believe inclisiran is uniquely suited to make a significant difference reducing risk in ASCVD. We have the right to develop, manufacture and commercialize inclisiran under our collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam.

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

Inclisiran Clinical Development

We expect to start reporting data readouts for the pivotal Phase 3 clinical trials for inclisiran, ORION-11, ORION-9 and ORION-10, in the second half of the third quarter of 2019. We submitted a promissory abstract for a late-breaking science session at the European Society of Cardiology’s ESC Congress 2019, Paris, to present efficacy, tolerability and safety data from ORION-11, which was accepted for presentation on September 2, 2019.  In addition, in July 2019 the Independent Data Monitoring Committee, or IDMC, for the ORION-9, ORION-10 and ORION-11 clinical trials completed its seventh planned review of un-blinded safety and efficacy data. The IDMC recommended that the trials continue as designed and conducted, without modification.

Business Development Activity

Sale of Angiomax. On August 22, 2018, we completed the sale of our rights to branded Angiomax in the United States to Sandoz for $9.9 million. Prior to the divestiture, Sandoz had been selling an authorized generic of Angiomax (bivalirudin) as of July 2, 2015 pursuant to a supply and distribution agreement with us. As a result of the divestiture, Sandoz is the holder of the new drug application, or NDA, for Angiomax in the United States and will be responsible for manufacturing and supply of Angiomax in the second quarter of 2019. In February 2019, we sold our rights to branded Angiomax in Canada to Sandoz AG for $0.5 million and, as a result of the transaction, Sandoz AG is the holder of the marketing authorization for Angiomax in Canada and is responsible for manufacturing and supply of Angiomax.

Sale of Infectious Disease Products. On January 5, 2018, we completed the sale of our infectious disease portfolio, consisting of the products Vabomere, Orbactiv and Minocin IV and line extensions thereof, and substantially all of the assets related thereto, other than certain pre-clinical assets, to Melinta Therapeutics, Inc., or Melinta. At the completion of the sale, we received approximately $166.4 million and 3,313,702 shares of Melinta common stock having a market value, based on Melinta's closing share price on June 30, 2019, of approximately $4.4 million. In addition, we are entitled to receive (i) a cash payment that was due 12 months following the closing of the transaction equal to $25 million; (ii) a cash payment payable 18 months following the closing of the transaction equal to $25 million; and (iii) tiered royalty payments of 5% to 25% on worldwide net sales of (a) Vabomere and (b) Orbactiv and Minocin IV, collectively, and Melinta assumed potential milestone payments due under our agreement with Rempex Pharmaceuticals, Inc., or Rempex. None of the future payments due from Melinta are secured by collateral and we are currently in litigation with Melinta with respect to its obligations to us. See Part II, Item 1 Legal Proceedings of this Quarterly Report on Form 10-Q for a description of our litigation related to Melinta.

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

Commencing in December 2017 and continuing through 2018, we implemented a series of workforce reductions to focus on inclisiran, improve efficiencies and better align costs and structure. Through December 31, 2018, 136 employees were terminated and 136 employees were transferred as part of the sale of the infectious disease business unit to Melinta. These workforce reductions are expected to reduce headcount costs included in operating expenses by approximately $74.0 million on an annualized basis.

Shelf Registration Statement and Equity Financing

On June 24, 2019, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, or SEC, which was automatically effective upon filing. This shelf registration statement permits us to offer, from time to time, an unspecified amount of debt securities, common stock, preferred stock, depositary shares, purchase contracts, purchase units and warrants. On June 28, 2019, we sold an aggregate of 5,227,273 shares of our common stock, including the exercise in full by the underwriters of an option to purchase additional 681,818 shares of common stock, in an underwritten public offering at a price to the public of

$33.00 per share. We received net proceeds of approximately $161.6 million from the sale of shares in the offering, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

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
Holders may convert their 2024 notes at their option at any time prior to the close of business on the business day immediately preceding October 15, 2023 only under the following circumstances: (1) during any calendar quarter commencing on or after March 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or measurement period, in which the trading price, as defined in the indenture governing the 2024 notes, per $1,000 principal amount of 2024 notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. Based on the trading price of our common stock during the second quarter of 2019, the conditional conversion feature of the 2024 notes has been triggered for the third quarter of 2019. On or after October 15, 2023, until the close of business on business day immediately preceding the maturity date, holders may convert their 2024 notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election based upon a daily conversion value calculated on a proportionate basis for each trading day in a 40 trading day observation period (as more fully described in the 2024 notes indenture).
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

Results of Operations

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018

Net Revenues:

Net revenues decreased for the three and six months ended June 30, 2019, as a result of the divesture of our rights to branded Angiomax in the United States and Canada to Sandoz, which had been selling an authorized generic of Angiomax (bivalirudin) as of July 2, 2015 pursuant to a supply and distribution agreement with us. As a result, we no longer have any marketed products.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change $	Change %	2019	2018	Change $	Change %
	(in thousands)				(in thousands)
Net revenues	$—	$1,667	$(1,667)	(100.0)%	$—	$9,438	$(9,438)	(100.0)%

Cost of Revenues:

As described above, in August 2018, we divested our rights to branded Angiomax in the United States to Sandoz, which had been selling an authorized generic of Angiomax (bivalirudin) as of July 2, 2015 pursuant to a supply and distribution agreement with us. As a result, we no longer have any marketed products, and have not incurred any cost of revenues for the three and six months ended June 30, 2019.

Cost of revenues during the three and six months ended June 30, 2018 were $2.9 million and $5.7 million, or 175.8% and 60.1% of net revenues, respectively, and consisted of:

•	expenses in connection with the manufacture of our products sold, including expenses related to excess inventory offset by the positive impact of sales of previously reserved units;

•	logistics costs related to Angiomax and Ionsys, including distribution, storage, and handling costs;

•	royalty expenses under our agreement with Biogen Idec, or Biogen, and Health Research Inc. related to Angiomax; and

•	expenses associated with severance and other exit costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	% of Total	2018	% of Total
	(in thousands)		(in thousands)
Manufacturing/Logistics	$2,924	99.8%	$5,530	97.6%
Royalties	7	0.2%	138	2.4%
Total cost of revenues	$2,931	100.0%	$5,668	100.0%

Research and Development Expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	% of Total	2018	% of Total	2019	% of Total	2018	% of Total
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Marketed products
Total marketed products	$—	—%	$106	0.3%	$2	—%	$254	0.4%
Research and development product candidates
Inclisiran	25,680	91.3%	24,575	81.1%	52,024	94.4%	61,197	86.6%
Other	2,432	8.7%	5,613	18.5%	3,097	5.6%	9,209	13.0%
Total research and development product candidates	28,112	100.0%	30,188	99.7%	55,121	100.0%	70,406	99.6%
Total research and development expenses	$28,112	100%	$30,294	100.0%	$55,123	100.0%	$70,660	100.0%

Research and development expenses decreased by $2.2 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease in research and development expenses during the three months ended June 30, 2019 is primarily attributed to a $3.2 million decrease in clinical trial spending associated with other programs discontinued or withdrawn, partially offset by an increase in clinical trial spending for inclisiran of $1.1 million.

Research and development expenses decreased by $15.5 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease in research and development expenses during the six months ended June 30, 2019 is primarily due to costs associated with the clinical trials for inclisiran of $9.2 million and $6.1 million due to other programs discontinued or withdrawn.

Selling, General and Administrative Expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change $	Change %	2019	2018	Change $	Change %
	(in thousands)				(in thousands)
Selling, marketing and promotional	$5,619	1,971	$3,648	185.1%	$9,884	$5,052	$4,832	95.6%
General corporate and administrative	14,270	19,042	(4,772)	(25.1)%	26,987	44,912	(17,925)	(39.9)%
Total selling, general and administrative expenses	$19,889	$21,013	$(1,124)	(5.3)%	$36,871	$49,964	$(13,093)	(26.2)%

Selling, general and administrative expenses decreased by $1.1 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. General corporate and administrative expenses decreased by $4.8 million during the three months ended June 30, 2019, primarily attributed to workforce reduction costs as a result of restructuring efforts initiated in the prior year and lower general and corporate infrastructure costs. Selling, marketing and promotional expenses increased by $3.6 million during this period primarily due to pre-commercialization efforts related to inclisiran.

Selling, general and administrative expenses decreased by $13.1 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. General corporate and administrative expenses decreased by $17.9 million during the six months ended June 30, 2019. The decrease is primarily due to workforce reduction costs as a result of the restructuring initiatives discussed above and lower general and corporate infrastructure costs. Selling, marketing and promotional expenses increased by $4.8 million during this period primarily due to pre-commercialization efforts related to inclisiran.

Co-promotion and License Income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change $	Change %	2019	2018	Change $	Change %
	(in thousands)				(in thousands)
Co-promotion and license income	$—	$254	$(254)	(100.0)%	$—	$482	$(482)	(100.0)%

Co-promotion and license income decreased by $0.3 million and $0.5 million during the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, respectively. In the three and six months ended June 30, 2018, license income included $0.2 million and $0.5 million related to our collaboration agreement with SciClone Pharmaceuticals related to Angiomax in China, where services have been fully rendered through December 31, 2018.

Gain (Loss) on Short-term Investment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change $	Change %	2019	2018	Change $	Change %
	(in thousands)				(in thousands)
Gain (loss) on short-term investment	$2,057	$(3,474)	$5,531	*	$1,791	$(33,463)	$35,254	*
_______________________________________
*    Represents a change in excess of 100%

Gain (loss) on short-term investment increased by $5.5 million and $35.3 million during the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, respectively. The gain on short-term investment relates to the non-cash change in fair value associated with our common stock ownership in Melinta. In connection with the sale of our infectious disease business, we received 3,313,702 shares of Melinta common stock having a market value, based on Melinta's closing share price on January 5, 2018, of approximately $54.5 million. During the first quarter of 2019, Melinta initiated a 5-1 reverse stock split. As a result, we now hold 662,740 shares of Melinta common stock as of June 30, 2019. The change in short-term investments was derived based on the market value of Melinta’s common stock as of June 30, 2019 and 2018, respectively.

Interest Expense:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change $	Change %	2019	2018	Change $	Change %
	(in thousands)				(in thousands)
Interest expense	$15,791	$12,108	$3,683	30.4%	$31,815	$24,185	$7,630	31.5%

During the three and six months ended June 30, 2019, we recorded approximately $15.8 million and $31.8 million, respectively, in interest expense related to the 2022 notes, 2023 notes and 2024 notes as compared to $12.1 million and $24.2 million in interest expense related to the 2022 notes and 2023 notes during the three and six months ended June 30, 2018, respectively. The increase in interest expense in the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 is due to the 2024 notes which we completed in January 2019, and non-cash interest expense associated with the 2022 notes and 2023 notes.

Other Income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change $	Change %	2019	2018	Change $	Change %
	(in thousands)				(in thousands)
Other income	$1,687	$1,053	$634	60.2%	$2,108	$3,422	$(1,314)	(38.4)%

Other income, which is comprised of interest income related to payments associated with the sale of our infectious disease business, interest income and gains and losses on foreign currency transactions, increased by $0.6 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and decreased by $1.3 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, respectively.

The increase compared to the three months ended June 30, 2018 is primarily due to foreign currency gains partially offset by the accretion related to payments associated with the sale of our infectious disease products incurred in the prior year.

The decrease compared to the six months ended June 30, 2018 is primarily due to the accretion related to payments associated with the sale of our infectious disease products incurred in the prior year.

(Provision) Benefit from Income Taxes:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change $	Change %	2019	2018	Change $	Change %
	(in thousands)				(in thousands)
(Provision for) benefit from income taxes	$(7)	$12,393	$(12,400)	*	$(10)	$31,309	$(31,319)	*
_______________________________________
*    Represents a change in excess of 100%

For the three months ended June 30, 2019, we recorded a provision for income taxes of less than $0.0 million as compared to a benefit from income taxes of $12.4 million, for the three months ended June 30, 2018. Our worldwide effective income tax rates for the three months ended June 30, 2019 and 2018 was approximately less than 1% and 18.5%, respectively.

For the six months ended June 30, 2019, we recorded a provision for income taxes of less than $0.0 million as compared to a benefit from income taxes of $31.3 million for the six months ended June 30, 2018. Our worldwide effective income tax rates for the six months ended June 30, 2019 and 2018 was approximately less than 1% and 18.4%, respectively.

For the three and six months ended June 30, 2019, our provision for income taxes is primarily attributable to minimum state taxes and foreign taxes based on income.

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

Income from Discontinued Operations, Net Of Tax:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change $	Change %	2019	2018	Change $	Change %
	(in thousands)				(in thousands)
Income from discontinued operations, net of tax	$—	$256	$(256)	(100)%	$—	$114,241	$(114,241)	(100)%
Income from discontinued operations for the three and six months ended June 30, 2018 is attributed to the gain on the sale of our infectious disease business. For details on discontinued operations, see Note 15, “Discontinued Operations,” in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations principally through revenues from sales of Angiomax and our other products, product divestitures and the sale of common stock, convertible promissory notes and warrants. Revenue from sales of Angiomax has decreased significantly in recent years due to generic competition. In August 2018, we divested our rights to branded Angiomax in the United States to Sandoz, which had been selling an authorized generic of Angiomax (bivalirudin) as of July 2, 2015 pursuant to a supply and distribution agreement with us. As a result, we no longer have any marketed products. We had $319.3 million and $4.4 million in cash and cash equivalents and short term investments, respectively, as of June 30, 2019.

Cash Flows

As of June 30, 2019, we had $325.8 million in cash, cash equivalents and restricted cash as compared to $245.0 million as of December 31, 2018. The increase in cash, cash equivalents and restricted cash in the six months ended June 30, 2019 was due primarily to $98.6 million of net cash used in operating activities, partially offset by $0.5 million and $176.9 million of net cash provided by investing activities and financing activities, respectively.

Net cash used in operating activities was $98.6 million and $165.3 million for the six months ended June 30, 2019 and 2018, respectively. The cash used in operating activities during the six months ended June 30, 2019 is primarily due to a net loss of $119.9 million and changes in working capital items of $5.9 million, partially offset by increases in non-cash items of $27.2 million. Non-cash items primarily consist of amortization of debt discount, stock compensation expense, depreciation and amortization and change in fair value of short-term investments.

Net cash provided by investing activities was $0.5 million in the six months ended June 30, 2019, which was due to proceeds from the sale of assets of $0.5 million. Net cash provided by investing activities was $166.4 million in the six months ended June 30, 2018, which was due to proceeds from the sale of the infectious disease business of $166.4 million.

Net cash provided by financing activities was $176.9 million in the six months ended June 30, 2019, which was primarily due to $161.6 million of net proceeds from our equity offering, $9.5 million of proceeds from the issuance of convertible debt and $6.1 million of proceeds from issuance of common stock and purchases of stock under our employee stock purchase plan. Net cash provided by financing activities was $11.4 million in the six months ended June 30, 2018, which was primarily due to $11.9 million of proceeds from issuance of common stock and purchases of stock under our employee stock purchase plan, partially offset by $0.5 million in payments of contingent purchase price.

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
In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party. As of July 24, 2019, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to $150.0 million for the license and collaboration agreement with Alnylam. Of this amount, $50.0 million relates to regulatory approval milestones and $100.0 million relates to commercial milestones. We had additional contingent cash payments relating to pre-clinical infectious disease assets acquired in our Rempex acquisition (which were not divested in the Melinta transactions), but the obligations for such payments were assumed by Qpex in its acquisition of the pre-clinical infectious disease assets in October 2018.
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

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to royalties, milestone payments, and other contingent payments due under our license and acquisition agreements, purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations and leased office space for our principal office in Parsippany, New Jersey and our leased office space in San Diego, California, royalties, and milestone payments and other contingent payments due under our license and acquisition agreements as of June 30, 2019.

During the quarter ended June 30, 2019 there were no material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our significant accounting policies are more fully described in Note 2, “Significant Accounting Policies,” of our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Note 2 of our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We believe that our estimates relating to share-based compensation, income taxes and contingent purchase price from sale of business described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 are “critical accounting estimates.” Please refer to Note 2, “Significant Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for a discussion on changes to certain accounting policies during the six months ended June 30, 2019.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash and cash equivalents. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At June 30, 2019, we held $319.3 million in cash and cash equivalents, which had an average interest rate of approximately 0.91%. A 10% change in such average interest rate would have had an approximate $0.3 million impact on our annual interest income. At June 30, 2019, all cash and cash equivalents were due on demand and 96.8% was held in the United States.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency, however as of June 30, 2019 they were not material.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

From time to time we are party to legal proceedings in the course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

Melinta Litigation

In December 2018, Melinta filed a complaint in the Court of Chancery of the State of Delaware alleging that we breached certain representations and warranties in the purchase and sale agreement pursuant to which Melinta acquired our infectious disease business. In connection with the lawsuit, Melinta is seeking indemnification under the purchase and sale agreement and notified us that it would not be paying a $30 million milestone payment to the former owners of the infectious disease business, which we referred to as the Vabomere Milestone Payment, or the two $25 million deferred payments due to us under the purchase and sale agreement because Melinta believes it has the right to set-off such payments against its claimed damages in its lawsuit. We have contested Melinta’s indemnification and right of set-off assertions. On January 9, 2019, we filed a motion to dismiss Melinta’s complaint against us, and on March 15, 2019, we filed our opening brief in support of that motion. On April 23, 2019, Melinta filed an amended complaint containing additional allegations to support their purported claims against us. On May 3, 2019 we filed a motion to dismiss Melinta’s amended complaint against us, and on June 10, 2019, we filed our opening brief in support of that motion. The deadline for Melinta’s answering brief in opposition to our motion to dismiss is August 2, 2019, and the deadline for our reply brief in further support of our motion is September 6, 2019. Oral argument on our motion to dismiss Melinta’s amended complaint is currently scheduled for September 19, 2019. Although we believe Melinta’s claims are meritless and we will vigorously defend any and all claims brought against us by Melinta and seek full payment by Melinta of its obligations under the purchase and sale agreement, litigation is subject to inherent uncertainty.

On December 28, 2018, we sent a demand letter to Melinta regarding its failure to pay the Vabomere Milestone Payment. On January 7, 2019, we received a letter on behalf of Fortis Advisors LLC, or Fortis, in its capacity as the representative for the interests of former equity holders of Rempex Pharmaceuticals, Inc., or Rempex, demanding that we pay the Vabomere Milestone Payment. On January 28, 2019, we notified Fortis that, while we agree that we are ultimately responsible for the Vabomere Milestone Payment even though it was assumed by Melinta, we believe that we are responsible for such payment only if Fortis is unable to collect from Melinta after exercising due diligence in attempting to collect from Melinta before seeking to collect from us. On March 28, 2019, Fortis filed a complaint in the Court of Chancery of the State of Delaware against Melinta and us regarding the non-payment of the Vabomere Milestone Payment. On April 18, 2019, we filed an answer to Fortis’s complaint and a crossclaim against Melinta, alleging breach of contract and requesting that the Court order Melinta to fulfill its obligations under the purchase and sale agreement, including complying with payment obligations in connection with the Vabomere Milestone Payment, among other relief. That same day, Melinta filed a motion to dismiss Fortis’s complaint, and filed its opening brief in support of that motion on May 31, 2019. On May 8, 2019, Melinta filed its answer to our crossclaim. On May 20, 2019, Fortis filed both a motion for partial judgment on the pleadings against us and its brief in support of that motion. On June 21, 2019, we filed both our motion for judgment on the pleadings against Melinta and our combined answering and opening brief, which both opposed Fortis’s motion for partial judgment on the pleadings and supported our affirmative motion for judgment on the pleadings against Melinta. The deadline for Melinta’s answering brief in opposition to our motion is August 7, 2019, and the deadline for our reply brief in further support of our motion is September 11, 2019. Oral argument on both Fortis’s motion for partial judgment on the pleadings and our motion for judgment on the pleadings is currently scheduled for September 19, 2019. Although we will vigorously contest Fortis’s claims on the basis that they must first exercise due diligence in attempting to collect the Vabomere Milestone Payment from Melinta before they seek to collect from us, litigation is subject to inherent uncertainty.

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

Accordingly, our future business, including the ability to generate revenue, finance our operations and repay our indebtedness, depends almost entirely on the successful development, regulatory approval and commercialization of inclisiran. We cannot be certain that inclisiran will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market inclisiran in the United States until it receives approval of an NDA from the FDA, or in any foreign countries until they receive the requisite approval from such countries. Obtaining approval of an NDA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of a drug candidate for many reasons, including:

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

Due to the divesture of our rights to branded Angiomax in the United States to Sandoz during the three months ended September 30, 2018, we are no longer generating revenues from product sales. Prior to such divestiture, our revenues generated from product sales had been declining significantly since 2014 due to the introduction of generic competition to Angiomax and the divestiture of certain of our non-core products. We have incurred net losses and negative cash flows from operations since 2014 and had an accumulated deficit of approximately $1.5 billion as of June 30, 2019. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to develop, seek regulatory approval for and potentially commercializes inclisiran.

Melinta has significant payment commitments to us, including a $25 million deferred payment which was due on January 7, 2019 and an additional $25 million deferred payment due July 8, 2019, and quarterly payments based on net sales of Orbactiv and Minocin and, subject to a $50 million annual net sales threshold, Vabomere. In addition, Melinta assumed our obligation to make a $30 million milestone payment to the former owners of the infectious disease business, which we refer to as the Vabomere Milestone Payment, upon receipt of regulatory approval of Vabomere by the European Medicines Agency, which approval was received by Melinta in November 2018. We remain ultimately responsible to pay the Vabomere Milestone Payment under our agreement with the former owners of the infectious disease business; however we believe that we are responsible for such payment only if the former owners of the infectious disease business are unable to collect from Melinta after exercising due diligence in attempting to collect from Melinta before seeking to collect from us. In December 2018, Melinta filed a complaint in the Court of Chancery of the State of Delaware alleging that we breached certain representations and warranties in the purchase and sale agreement pursuant to which Melinta acquired our infectious disease business. In addition, in March 2019, Fortis, the representative the former owners of the infectious disease business, filed a complaint in the Court of Chancery of the State of Delaware against Melinta and us regarding the non-payment of the Vabomere Milestone Payment. In connection with Melinta’s lawsuit, Melinta is seeking indemnification under the purchase and sale agreement and notified us that it would not be paying the Vabomere Milestone Payment or the two $25 million deferred payments due to us under the purchase and sale agreement because Melinta believes it has the right to set-off such payments against its claimed damages in its lawsuit. Although we believe Melinta’s claims are meritless and we will vigorously defend any and all claims brought against us by Melinta and seek full payment by Melinta of its obligations under the purchase and sale agreement, litigation is subject to inherent uncertainty. See Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q for a description of our litigation related to Melinta and Fortis.

Although we believe that following the completion of our June 2019 equity offering our existing cash and cash equivalents (assuming no sale of the Melinta shares of common stock that we own), will be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from July 24, 2019 (the date of this Form 10-Q), including the receipt of clinical results from our ongoing Phase III trial of inclisiran and our anticipated submission of an NDA with the FDA and a European Marketing Authorization with the EU, we may need funds as a result of any negative outcomes in our pending litigation matters or other events outside our control.

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

We have incurred net losses in many years and on a cumulative basis since our inception, and we expect to continue to incur net losses. As of June 30, 2019, we had an accumulated deficit of approximately $1.5 billion. In those periods in which we were able to achieve profitability, our profitability was based on revenue from sales of Angiomax, and a substantial majority of our historic revenue has been generated from sales of Angiomax in the United States. However, in August 2018 we divested Angiomax in the United States to Sandoz following a period of generic competition for Angiomax that commenced in the United States in July 2015 and in Europe in August 2015.

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

At June 30, 2019, we had approximately $319.3 million in cash and cash equivalents. We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with inclisiran. We also will require cash to pay interest on the $172.5 million aggregate principal amount of 2024 notes, the $400.0 million aggregate principal amount of the 2022 notes and the $402.5 million aggregate principal amount of the 2023 notes, and to make principal payments on the 2024 notes, 2022 notes and 2023 notes at maturity or upon conversion (other than the 2023 and 2024 notes upon conversion, in which case we will have the option to settle entirely in shares of our common stock).

In addition, as of July 24, 2019, our total potential milestone payment obligations related to development, regulatory and commercial milestones for inclisiran, assuming all milestones are achieved in accordance with the terms of our license and collaboration agreement with Alnylam, would be $150.0 million. Of this amount, $50.0 million relates to regulatory approval milestones and $100.0 million relates to commercial milestones. We had additional contingent cash payments relating to pre-clinical infectious disease assets acquired in our Rempex acquisition (and which were not divested in the Melinta transactions), but the obligations for such payments were assumed by Qpex in its acquisition of the pre-clinical infectious disease assets in October 2018. In addition, even though Melinta assumed our obligation to make the Vabomere Milestone Payment, we remain ultimately responsible to pay the Vabomere Milestone Payment under our agreement with the former owners of the infectious disease business; however we believe that we are responsible for such payment only if the former owners of the infectious disease business are unable to collect from Melinta after exercising due diligence in attempting to collect from Melinta before seeking to collect from us. See Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q for a description of our litigation related to Melinta and Fortis.

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
We may be limited in our ability to utilize, or may not be able to utilize, deferred tax assets to reduce our future tax liability.

We are subject to income taxes in the United States and numerous foreign jurisdictions. The amount of income taxes we owe is subject to the application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations or new related interpretations by taxing authorities in the jurisdictions in which we file could materially adversely affect our financial condition, results of operations, and cash flows.

Our future income tax liability may be significantly reduced by tax credits and net operating loss carryforwards available to us under the applicable tax codes. However, utilization of these net operating loss and tax credit carryforwards is dependent upon our achieving profitable results. At December 31, 2018, we had a valuation allowance that fully offset our net deferred tax assets.

If a corporation experiences an ‘‘ownership change,’’ Sections 382 and 383 of the Code (as defined herein) provide annual limitations with respect to the ability of the corporation to utilize its net operating loss (as well as certain built-in losses) and tax credit carryforwards against future U.S. taxable income. In general, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of the corporation by more than 50 percentage points over a three-year testing period. Certain of our tax attributes are subject to limitations as a result of historic ownership changes. Our use of net operating loss and tax credit carryforwards may be further limited by Section 382 of the Code as a result of any future ownership changes. In this event, we could owe significantly more tax, and could owe tax sooner than we would if we were able to fully use our net operating loss.

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
We have incurred a significant amount of indebtedness and we may incur additional indebtedness in the future. Our maintenance of this level of indebtedness could have adverse consequences, including:

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

In the event the conditional conversion feature of the 2022 notes, the 2023 notes or the 2024 notes is triggered, holders of such notes will be entitled to convert the notes at any time during specified periods at their option, which are set forth in the applicable indenture. Based on the trading price of our common stock during the second quarter of 2019, the conditional conversion feature of the 2024 notes has been triggered for the third quarter of 2019. If one or more holders elect to convert their 2024 notes, or the 2023 notes when convertible, we have the option to settle conversions entirely in cash, in common stock or a combination thereof. With respect to the 2022 notes, if one or more holders elect to convert their 2022 notes, we would be required, with respect to each $1,000 principal amount of 2022 notes, to make cash payments equal to the lesser of $1,000 and the sum of the daily conversion values, which could adversely affect our liquidity. If the holders of all of the 2022 notes were able to exercise their conversion option, we would not have sufficient cash to satisfy our payment obligations with respect to all of the 2022 notes and meet our anticipated funding requirements for a year from July 24, 2019 (the date of filing this Form 10-Q). In addition, even if holders do not elect to convert the 2022 notes, we are required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which results in a material reduction of our net working capital.

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

Inclisiran. We have exclusively licensed from Alnylam patents and patent applications covering RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases for purposes of developing and commercializing such RNAi therapeutics. In November 2018, the PTO issued U.S. Patent No. 10,125,369, or the ‘369 patent. The ‘369 patent contains claims directed to specific compositions of the inclisiran product we are developing and methods of administrating such compositions and is set to expire in August 2034 (not including any patent term or pediatric extensions). In addition, some of the patents licensed from Alnylam are directed to general RNAi technology, RNAi compositions including compositions of the inclisiran product, and methods of treatment using such RNAi compositions, which expire between 2020 and 2029 in the United States. In addition, we and Alnylam have filed and are prosecuting a number of patent applications in the United States and in certain foreign countries.

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

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions, private litigation and/or adverse publicity and could negatively affect our operating results and business.

We may receive, generate and store sensitive information, such as employee and patient data. In addition, we actively seek access to medical information, including patient data, through research and development partnerships and collaborations or otherwise. We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of personal data. We and any potential collaborators may be subject to federal, state, local and foreign laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH. Depending on the facts and circumstances, we could be subject to civil, criminal and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Several foreign jurisdictions, including the European Union, its member states, among others, have adopted legislation and regulations that increase or change the requirements governing the collection, use, disclosure and transfer of the personal information of individuals in these jurisdictions. In the United States, the state of California enacted legislation, the California Consumer Privacy Act, or CCPA, effective January 1, 2020, that increases the requirements governing the collection, use, disclosure and transfer of the personal information of individuals in the state of California. These laws and regulations are complex and change frequently, at times due to changes in political climate, and existing laws and regulations are subject to different and conflicting interpretations, which adds to the complexity of processing personal data from these jurisdictions. These laws have the potential to increase costs of compliance, risks of noncompliance and penalties for noncompliance. The Regulation 2016/679, known as the General Data Protection Regulation, or GDPR, as well as European Union member state implementing legislations, apply to the collection and processing of personal data, including health-related information, by companies located in the European Union, or in certain circumstances, by companies located outside of the European Union and processing personal information of individuals located in the European Union. These laws impose strict obligations on the ability to process personal data, including health-related information, in particular in relation to their collection, use, disclosure and transfer. For example, the GDPR prohibits the transfer of personal data to countries outside of the European Economic Area, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Although there are legal mechanisms to allow for the transfer of personal data from the EEA to the United States, they are subject to legal challenges and uncertainty about compliance with European Union data protection laws remains. The GDPR has increased our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional potential mechanisms to ensure compliance with the new European Union data protection rules.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions, which could include civil, criminal and administrative penalties, private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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
The counterparties to the capped call transactions we entered into in connection with the issuance of our 2023 notes are financial institutions (including affiliates of Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC), and we will be subject to the risk that the counterparties might default under the capped call transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions, including the bankruptcy filing by Lehman Brothers Holdings Inc. and its various affiliates. If a counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that counterparty. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by a counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any counterparty. These activities could cause a decrease or avoid an increase in the market price of our common stock.
Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices.

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2015 to July 23, 2019, the last reported closing price of our common stock ranged from a high of $55.95 per share to a low of $16.69 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

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

•
announcements of technological innovations or new commercial products by us or our competitors or the filing of abbreviated NDAs, NDAs or biologic license applications for products competitive with ours;

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

Sales of additional shares of our common stock, including by us of our directors and officers following expiration or early release of the lock-up entered into in connection with the June 2019 equity offering, could cause the price of our common stock to decline.

Sales of substantial amounts of our common stock in the public market, or the availability of such shares for sale, by us or others, including the issuance of common stock upon exercise of outstanding options, could adversely affect the price of our common stock. In connection with the June 2019 equity offering, we have agreed to a lock-up for a period of 90 days following such offering, and our directors and officers have entered into lock-up agreements for a period of 90 days following the offering. We and our directors and officers may be released from lock-up prior to the expiration of the lock-up period at the discretion of Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC on behalf of the underwriters. Upon expiration or earlier release of the lock-up, we and our directors and officers may sell shares into the market, which could adversely affect the market price of shares of our common stock. In addition, during the lock-up period and thereafter, sales of shares held by our directors and officers are permitted under trading plans, as in effect as of the date of the applicable lock-up agreement, established pursuant to Rule 10b5-1 of the Exchange Act.

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

THE MEDICINES COMPANY

Date:	July 24, 2019	By:	/s/ Christopher J. Visioli
Christopher J. Visioli
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Underwriting Agreement, dated as of June 25, 2019, by and among the registrant, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.1 to the registrant’s current report on Form 8-K, filed June 28, 2019)

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
101
The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

* The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.