Form 10-Q
period 2019-09-30
MEDICINES CO /DE
filed 2019-10-30
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019
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
Yes ☐ No ☑

As of October 28, 2019, there were 79,723,499 shares of Common Stock, $0.001 par value per share, outstanding (excluding 3,013,143 shares held in treasury).

THE MEDICINES COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2019

Part I. Financial Information

Item 1. Condensed Financial Statements

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$265,850	$238,310
Short-term investment	2,525	2,627
Inventory, net	—	864
Prepaid expenses and other current assets	58,354	53,002
Total current assets	326,729	294,803
Fixed assets, net	7,421	8,872
Goodwill	200,571	200,571
Restricted cash	4,466	6,710
Contingent purchase price from sale of businesses	324,099	325,806
Other assets	33,984	4,924
Total assets	$897,270	$841,686
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,364	$695
Accrued expenses	45,878	57,716
Convertible senior notes	362,312	—
Other current liabilities	7,587	—
Total current liabilities	423,141	58,411
Convertible senior notes	464,991	792,752
Other liabilities	35,141	12,787
Total liabilities	923,273	863,950
Equity component of currently redeemable convertible senior notes (Note 9)	33,537	—
Stockholders’ deficit:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 187,500,000 authorized; 82,621,194 issued and 79,608,051 outstanding at September 30, 2019 and 76,861,668 issued and 73,848,525 outstanding at December 31, 2018	83	77
Additional paid-in capital	1,609,574	1,452,975
Treasury stock, at cost; 3,013,143 shares at September 30, 2019 and December 31, 2018	(90,016)	(90,016)
Accumulated deficit	(1,574,638)	(1,380,724)
Accumulated other comprehensive loss	(4,543)	(4,576)
Total stockholders’ deficit	(59,540)	(22,264)
Total liabilities and stockholders’ deficit	$897,270	$841,686
See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$—	$(3,300)	$—	$6,138
Operating expenses:
Cost of revenues	—	890	—	6,558
Asset impairment charges	—	5,073	—	5,073
Research and development	42,770	32,736	97,893	103,396
Selling, general and administrative	18,599	6,826	55,470	56,790
Total operating expenses	61,369	45,525	153,363	171,817
Loss from operations	(61,369)	(48,825)	(153,363)	(165,679)
Co-promotion and license income	4,402	271	4,402	753
Loss on short-term investment	(1,893)	(7,953)	(102)	(41,416)
Interest expense	(16,212)	(12,313)	(48,027)	(36,498)
Other income	1,088	1,119	3,196	4,541
Loss from continuing operations before income taxes	(73,984)	(67,701)	(193,894)	(238,299)
(Provision for) benefit from income taxes	(10)	16,066	(20)	47,375
Loss from continuing operations	(73,994)	(51,635)	(193,914)	(190,924)
(Loss) income from discontinued operations, net of tax	—	(3,999)	—	110,242
Net loss	$(73,994)	$(55,634)	$(193,914)	$(80,682)

Basic loss per common share:
Loss from continuing operations	$(0.92)	$(0.70)	$(2.55)	$(2.60)
(Loss) earnings from discontinued operations	—	(0.05)	—	1.50
Basic loss per share	$(0.92)	$(0.75)	$(2.55)	$(1.10)

Diluted loss per common share:
Loss from continuing operations	$(0.92)	$(0.70)	$(2.55)	$(2.60)
(Loss) earnings from discontinued operations	—	$(0.05)	—	1.50
Diluted loss per share	$(0.92)	$(0.75)	$(2.55)	$(1.10)

Weighted average number of common shares outstanding:
Basic	80,129	73,544	75,928	73,564
Diluted	80,129	73,544	75,928	73,564

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(73,994)	$(55,634)	$(193,914)	$(80,682)
Other comprehensive income (loss):
Foreign currency translation adjustment	58	(11)	33	(605)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	1,183
Other comprehensive income (loss)	58	(11)	33	578
Comprehensive loss	$(73,936)	$(55,645)	$(193,881)	$(80,104)

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Comprehensive Income	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity (Deficit)
Balance at January 1, 2018	76,191	$76	(3,013)	$(90,016)	$1,377,393	$(1,257,356)	$(5,183)	$24,914
Employee stock purchases	335	—			8,637			8,637
Issuance of restricted stock awards	35	—						—
Non-cash stock compensation					4,454			4,454
Adoption of new accounting standard related to revenue recognition						(210)		(210)
Net income						29,149		29,149
Currency translation adjustment							(471)	(471)
Amounts reclassified from accumulated other comprehensive income							1,183	1,183
Balance at March 31, 2018	76,561	$76	(3,013)	$(90,016)	$1,390,484	$(1,228,417)	$(4,471)	$67,656
Employee stock purchases	130	—			3,274			3,274
Non-cash stock compensation					4,619			4,619
Net loss						(54,197)		(54,197)
Currency translation adjustment							(123)	(123)
Balance at June 30, 2018	76,691	$76	(3,013)	$(90,016)	$1,398,377	$(1,282,614)	$(4,594)	$21,229
Employee stock purchases	151	—			3,681			3,681
Issuance of restricted stock awards	36	—						—
Non-cash stock compensation					4,171			4,171
Net loss						(55,634)		(55,634)
Currency translation adjustment							(11)	(11)
Balance at September 30, 2018	76,878	$76	(3,013)	$(90,016)	$1,406,229	$(1,338,248)	$(4,605)	$(26,564)

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT), Continued (In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Comprehensive Income	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity (Deficit)
Balance at January 1, 2019	76,862	$77	(3,013)	$(90,016)	$1,452,975	$(1,380,724)	$(4,576)	$(22,264)
Employee stock purchases	33	—			672			672
Issuance of restricted stock awards	(10)	—						—
Non-cash stock compensation					4,446			4,446
Equity component of 2024 Notes issuance, net					2,452			2,452
Net loss						(59,865)		(59,865)
Currency translation adjustment							(830)	(830)
Balance at March 31, 2019	76,885	$77	(3,013)	$(90,016)	$1,460,545	$(1,440,589)	$(5,406)	$(75,389)
Employee stock purchases	211	—			5,438			5,438
Issuance of restricted stock awards	16	—						—
Non-cash stock compensation					5,747			5,747
Issuance of common stock	5,227	5			161,578			161,583
Net loss						(60,055)		(60,055)
Currency translation adjustment							805	805
Balance at June 30, 2019	82,339	$82	(3,013)	$(90,016)	$1,633,308	$(1,500,644)	$(4,601)	$38,129
Employee stock purchases	189	1			5,463			5,464
Issuance of restricted stock awards	93	—						—
Non-cash stock compensation					4,340			4,340
Reclassification from mezzanine equity					(33,537)			(33,537)
Net loss						(73,994)		(73,994)
Currency translation adjustment							58	58
September 30, 2019	82,621	$83	(3,013)	$(90,016)	$1,609,574	$(1,574,638)	$(4,543)	$(59,540)

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(193,914)	$(80,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,452	1,977
Asset impairment charges	—	5,073
Amortization of debt discount	27,763	20,526
Unrealized foreign currency transaction losses, net	(198)	(111)
Stock compensation expense	14,533	13,244
Gain on sale of business	—	(168,955)
Gain on sale of assets	(500)	(7,026)
Loss on short-term investments	102	41,416
Reserve for excess or obsolete inventory	—	(392)
Changes in contingent purchase price	—	(258)
Changes in operating assets and liabilities:
Accounts receivable	—	6,195
Inventory, net	863	2,202
Prepaid expenses and other assets	2,088	5,549
Accounts payable	6,697	(2,681)
Accrued expenses	(11,070)	(58,774)
Other current liabilities	41	(4,317)
Payments on contingent purchase price	—	(59)
Other liabilities	(7,166)	4,305
Net cash used in operating activities	(159,309)	(222,768)
Cash flows from investing activities:
Proceeds from sale of assets	500	9,900
Purchases of fixed assets	—	(7)
Proceeds from sale of business	—	166,383
Net cash provided by investing activities	500	176,276
Cash flows from financing activities:
Proceeds from issuances of common stock, net	11,574	15,595
Payments on contingent purchase price	—	(511)
Proceeds from the issuance of convertible senior notes	9,500	—
Proceeds from equity offering, net	161,583	—
Debt issuance costs	(280)	—
Net cash provided by financing activities	182,377	15,084
Effect of exchange rate changes on cash	1,728	(1,374)
Increase (decrease) in cash, cash equivalents and restricted cash	25,296	(32,782)
Cash, cash equivalents and restricted cash at beginning of period	245,020	156,900
Cash, cash equivalents and restricted cash at end of period(a)	$270,316	$124,118
Supplemental disclosure of cash flow information:
Interest paid	$24,540	$21,069
(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheet:

	September 30, 2019	September 30, 2018
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$265,850	118,708
Restricted cash	4,466	5,410
Total cash, cash equivalents and restricted cash at end of period	$270,316	$124,118

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

The Company’s results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected from the Company for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the 2018 Form 10-K.

Going Concern

Due to the divestiture of the Company’s rights to branded Angiomax in the United States to Sandoz Inc. (Sandoz) during 2018, the Company is no longer generating revenues from product sales. Prior to such divestiture, the Company’s revenues generated from product sales had been declining significantly since 2014 due to the introduction of generic competition against Angiomax and the divestiture of certain of the Company’s non-core products. The Company has incurred net losses and negative cash flows from operations since 2014 and had an accumulated deficit of $1,574.6 million as of September 30, 2019. The Company expects to incur significant expenses and operating losses for the foreseeable future as it continues to develop, seek regulatory approval for and commercially launch inclisiran.

In January 2015, the Company issued, at par value, $400.0 million aggregate principal amount of 2.5% convertible senior notes due 2022 (the 2022 Notes). As of October 1, 2019, the conditional conversion feature of the 2022 Notes was triggered as a result of the trading price of the Company’s common stock during the third quarter of 2019, and the holders are entitled to convert their 2022 Notes through December 31, 2019. As the Company is required to settle the aggregate principal amount of the 2022 Notes in cash, the liability component related to the 2022 Notes with a carrying amount of $362.3 million was classified as current and

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

the equity component related to the 2022 Notes of $33.5 million was classified as mezzanine (temporary) equity on the accompanying condensed consolidated balance sheet at September 30, 2019. See Note 9, “Convertible Senior Notes” for further details.

If the 2022 Notes were converted by the holders, the Company believes that its existing cash and cash equivalents and short term investments of approximately $268.4 million as of September 30, 2019, would not be sufficient to satisfy the Company’s anticipated operating and other funding requirements for the next twelve months from October 30, 2019 (the date of filing this Form 10-Q). In such case, the Company would need to raise additional funds by selling additional equity or debt securities or seek additional financing through other arrangements in order to both satisfy this obligation and meet the Company’s anticipated operating and other funding requirements for the next twelve months. There can be no assurances that public or private financings may be available in amounts or on terms acceptable to the Company, if at all. The Company’s ability to obtain additional debt financing might be limited by the terms of its convertible senior note agreements, market conditions, or otherwise. If the Company were unable to obtain additional financing, it might be required to delay, reduce the scope of, or eliminate one or more of its planned research, development or commercialization activities. Due to these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

At present, the Company does not believe that a substantial portion of the 2022 Notes will be submitted by the holders thereof for conversion.

The unaudited condensed consolidated financial statements as of September 30, 2019 have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of the uncertainty discussed above.

Equity Financing

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
The Company noted no impairment on the carrying amount of the contingent assets. In addition, the Company determined that the fair values of these contingent payments to be received from Mallinckrodt, Chiesi and Melinta, respectively, are not readily determinable at September 30, 2019, as the estimated future net sales of each of the respective products are determined by the future actions of such parties.
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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit losses on Financial Instruments” and subsequently amended by ASU 2019-04 and ASU 2019-05, which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. This estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This ASU and its subsequent amendments are effective for public companies for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

3. Stock Compensation Expense

The Company recorded stock compensation expense of approximately $4.3 million and $4.2 million for the three months ended September 30, 2019 and 2018, respectively, and $14.5 million and $13.2 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was approximately $59.2 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. The Company expects to recognize those costs, exclusive of $39.7 million related to stock options which will vest upon the achievement of specified performance goals, over a weighted average period of 1.3 years.

During the nine months ended September 30, 2019 and 2018, the Company issued a total of 546,570 and 753,452, respectively, of shares of its common stock upon the exercise of stock options, grants of restricted stock, and purchases under the Company’s 2010 employee stock purchase plan (ESPP). Cash received from the exercise of stock options and purchases through the ESPP during the nine months ended September 30, 2019 and 2018 was $11.6 million and $15.6 million, respectively, and is included within the financing activities section of the accompanying condensed consolidated statements of cash flows.

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

For periods of loss from continuing operations, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common share equivalents is anti-dilutive. Due to the periods of loss from continuing operations, the calculation of diluted loss per share for the three and nine months ended September 30, 2019 excluded 19,419,531 and 17,058,234, respectively, of potentially dilutive stock options, warrants, restricted common shares, and shares issuable upon conversion of the 2022 Notes, 2023 Notes and 2024 Notes as their inclusion would have an anti-dilutive effect.

The calculation of diluted loss per share for the three and nine months ended September 30, 2018 excluded 9,866,498 and 9,322,645, respectively, of potentially dilutive stock options, stock purchase warrants, restricted common shares, and shares issuable upon conversion of the 2022 Notes and 2023 Notes as their inclusion would have an anti-dilutive effect.

5. Income Taxes

For the three months ended September 30, 2019 and 2018, the Company recorded a provision for income taxes of $0.01 million and benefit from income taxes of $16.1 million, respectively. The worldwide effective income tax rates for the Company for the three months ended September 30, 2019 and 2018 was (0.01)% and 23.73%, respectively.

For the nine months ended September 30, 2019 and 2018, the Company recorded a provision for income taxes of $0.02 million and a benefit from income taxes of $47.4 million, respectively. The worldwide effective income tax rates for the Company for the nine months ended September 30, 2019 and 2018 was (0.01)% and 19.9%, respectively.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three and nine months ended September 30, 2019, the Company’s income tax provision is primarily attributable to minimum state taxes and foreign taxes based on income.

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

The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company placed significant weight on the fact that the Company expects to be in a cumulative net book loss for the three-year period ending December 31, 2019 in recording valuation allowances on substantial portions of its deferred tax assets as of September 30, 2019.

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

6. Cash and Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. At September 30, 2019 and December 31, 2018, the Company had cash and cash equivalents of $265.9 million and $238.3 million, respectively, which consisted of cash of $253.3 million and $226.0 million, and money market funds with original maturities of less than three months of $12.5 million and $12.3 million at September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019 and December 31, 2018, the Company’s common stock investment in Melinta had a readily determinable fair value of $2.5 million and $2.6 million, respectively. During the three and nine months ended September 30, 2019, the Company recognized losses of $1.9 million and $0.1 million, respectively, all of which was unrealized, in the accompanying condensed consolidated statements of operations, relating to the Company’s investment in Melinta.

During the three and nine months ended September 30, 2018, the Company recognized losses of $8.0 million and $41.4 million, respectively, all of which was unrealized, in the accompanying condensed consolidated statements of operations, relating to the Company’s investment in Melinta.

Restricted Cash

The Company had restricted cash of $4.5 million and $6.7 million at September 30, 2019 and December 31, 2018, respectively which included $4.1 million and $6.3 million, respectively, reserved for outstanding letters of credit associated with foreign taxes, and $0.4 million and $0.4 million, respectively, reserved for other U.S. operating expenses. These funds are invested in certificates of deposit.

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

Except for the Company’s Level 2 liabilities which are discussed in Note 9, “Convertible Senior Notes,” the following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018, by level, within the fair value hierarchy:

	As of September 30, 2019				As of December 31, 2018
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2019	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
	(in thousands)
Assets:
Cash equivalents	$12,506	$—	$—	$12,506	$12,298	$—	$—	$12,298
Short-term investment	2,525	—	—	2,525	2,627	—	—	2,627
Total assets at fair value	$15,031	$—	$—	$15,031	$14,925	$—	$—	$14,925

8. Inventory

The major classes of inventory were as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Raw materials	$—	$864
Work-in-progress	—	—
Finished goods	—	—
Total	$—	$864

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

During the second quarter of 2019 and continuing into the third quarter of 2019, the conditional conversion feature of the 2024 Notes was triggered based on the trading price of the Company’s common stock, and the holders are currently entitled to convert the 2024 Notes through December 31, 2019. From July 1, 2019 through October 28, 2019, no holders of the 2024 Notes exercised their conversion option. In the event that the holders elect to convert their 2024 Notes, the Company intends to deliver shares of the Company’s common stock. As of September 30, 2019, the value of the convertible portion of the 2024 Notes exceeds the principal amount by $169.9 million.

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

The 2024 Notes consist of the following:

Liability component	September 30, 2019	December 31, 2018
	(in thousands)
Principal	$172,500	$163,000
Less: Debt discount, net(1)	(44,037)	(47,010)
Net carrying amount	$128,463	$115,990
_______________________________________

(1)
Included in the accompanying consolidated balance sheets within convertible senior notes (due 2024) and amortized to interest expense over the remaining life of the 2024 Notes using the effective interest rate method.

The fair value of the 2024 Notes was approximately $377.3 million as of September 30, 2019. The Company estimates the fair value of its 2024 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2024 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of September 30, 2019, the remaining contractual life of the 2024 Notes is approximately 4.3 years.

The following table sets forth total interest expense recognized related to the 2024 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Contractual interest expense	$1,510	$—	$4,428	$—
Amortization of debt discount	2,004	—	5,683	—
Total	$3,514	$—	$10,111	$—
Effective interest rate of the liability component	11.15%	—%	11.15%	—%

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

The 2023 Notes consist of the following:

Liability component	September 30, 2019	December 31, 2018
	(in thousands)
Principal	$402,500	$402,500
Less: Debt discount, net(1)	(65,972)	(76,925)
Net carrying amount	$336,528	$325,575
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2023) and amortized to interest expense over the remaining life of the 2023 Notes using the effective interest rate method.

The fair value of the 2023 Notes was approximately $493.7 million as of September 30, 2019. The Company estimates the fair value of its 2023 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2023 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of September 30, 2019, the remaining contractual life of the 2023 Notes is approximately 3.8 years.

The following table sets forth total interest expense recognized related to the 2023 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Contractual interest expense	$2,767	$2,768	$8,301	$8,302
Amortization of debt discount	3,738	3,461	10,954	10,143
Total	$6,505	$6,229	$19,255	$18,445
Effective interest rate of the liability component	7.5%	7.5%	7.5%	7.5%

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

Convertible Senior Notes Due 2022

In January 2015, the Company issued, at par value, $400.0 million aggregate principal amount of 2.5% 2022 Notes. The 2022 Notes bear cash interest at a rate of 2.5% per year, payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2015. The 2022 Notes will mature on January 15, 2022. The net proceeds to the Company from the offering were $387.2 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by the Company.

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

During the third quarter of 2019, the conditional conversion feature of the 2022 Notes was triggered based on the trading price of the Company’s common stock during the third quarter of 2019, and the holders are currently entitled to convert the 2022 Notes through December 31, 2019. In any period when holders of the 2022 Notes are eligible to exercise their conversion option, the liability component related to the 2022 Notes is classified as current and the equity component related to the 2022 Notes is classified as mezzanine (temporary) equity, as the Company is required to settle the aggregate principal amount of the notes in cash. If in any future period the conversion threshold requirements of the 2022 Notes are not met, then the liability component of the 2022 Notes will be classified as non-current and the difference between (1) the amount of cash deliverable upon conversion (i.e., par value of debt) and (2) the carrying value of the debt component will be reclassified from mezzanine equity to permanent equity,

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

and will continue to be reported as permanent equity for any period in which the debt is not currently convertible. From October 1, 2019 through October 28, 2019 no holders of the 2022 Notes exercised their conversion option.

The conversion rate for the 2022 Notes was initially, and remains, 29.8806 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, which is equivalent to an initial conversion price of approximately $33.47 per share of the Company’s common stock.

The Company may redeem for cash all or any portion of the 2022 Notes, at its option, on or after January 15, 2019 if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect on the last trading day of, and for at least 19 other trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the 2022 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2022 Notes, which means that the Company is not required to redeem or retire the 2022 Notes periodically. During the third quarter of 2019, the conditional call feature of the 2022 Notes was triggered based on the trading price of the Company’s common stock during the third quarter of 2019. As of October 29, 2019 the Company has not elected to call the 2022 Notes.

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The 2022 Notes consist of the following:

Liability component	September 30, 2019	December 31, 2018
	(in thousands)
Principal	$399,997	$399,997
Less: Debt discount, net(1)	(37,685)	(48,810)
Net carrying amount	$362,312	$351,187
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $612.9 million as of September 30, 2019. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of September 30, 2019, the remaining contractual life of the 2022 Notes is approximately 2.3 years. As of September 30, 2019 the value of the convertible portion of the 2022 Notes exceeds the principal amount by $197.6 million.

The following table sets forth total interest expense recognized related to the 2022 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Contractual interest expense	$2,500	$2,500	$7,500	$7,500
Amortization of debt discount	3,787	3,535	11,125	10,383
Total	$6,287	$6,035	$18,625	$17,883
Effective interest rate of the liability component	6.5%	6.5%	6.5%	6.5%

10. Accumulated Other Comprehensive Loss

The following tables provide a reconciliation of the components of accumulated other comprehensive loss, net of tax, attributable to the Company for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
	Foreign currency translation adjustment	Total	Foreign currency translation adjustment	Total
	(in thousands)
Balance at beginning of period	$(4,601)	$(4,601)	$(4,594)	$(4,594)
Other comprehensive income (loss)	58	58	(11)	(11)
Total other comprehensive income (loss)	58	58	(11)	(11)
Balance at end of period	$(4,543)	$(4,543)	$(4,605)	$(4,605)

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Nine Months Ended September 30,
	2019		2018
	Foreign currency translation adjustment	Total	Foreign currency translation adjustment	Total
	(in thousands)
Balance at beginning of period	$(4,576)	$(4,576)	$(5,183)	$(5,183)
Other comprehensive loss before reclassifications	33	33	(605)	(605)
Amounts reclassified from accumulated other comprehensive loss(1)	—	—	1,183	1,183
Total other comprehensive (loss) income	33	33	578	578
Balance at end of period	$(4,543)	$(4,543)	$(4,605)	$(4,605)

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

	September 30, 2019		December 31, 2018
	($ in thousands)
Long-lived assets:
United States	$564,920	99.0%	$541,268	99.0%
Europe	5,593	1.0%	5,615	1.0%
Rest of world	28	—%	—	—%
Total long-lived assets	$570,541	100.0%	$546,883	100.0%

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

13. Restructuring

2018 Workforce Reduction

In October 2017, the Company announced its intention to commence a series of workforce reductions, independent of the divestiture of the Company’s infectious disease business (the Workforce Reductions), to improve efficiencies and better align its

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

costs and structure. The Workforce Reductions and the infectious disease business divestiture resulted in the Company reducing its personnel to less than 60 full time employees at such time. Upon signing release agreements, affected employees received the Company’s severance package, including reduction payments and fully paid health care coverage and outplacement services for six months to a year. The impacted employees were eligible to receive severance payments in specified amounts, health benefits and outplacement services. For the three and nine months ended September 30, 2019, there were no material restructuring charges. For the three months ended September 30, 2018, , there were no material restructuring charges.

For the nine months ended September 30, 2018, the Company recorded $0.6 million, $3.6 million, and $8.6 million in costs of revenue, research and development and selling, general and administrative expenses, respectively, in the accompanying condensed consolidated statement of operations based on responsibilities of the impacted employees.

The following table sets forth details regarding the activities described above during the nine months ended September 30, 2019:

	Balance as of January 1, 2019	Expenses, Net	Cash	Noncash	Balance as of September 30, 2019
	(in thousands)
2018 Workforce reduction	$2,334	$—	$(2,151)	$(146)	$37

14. Related Party Transactions

Arrangements Involving the Company’s Executive Officers

In January 2018, Christopher Cox, the Company’s former executive vice president and chief corporate development officer, rejoined the law firm Cadwalader, Wickersham & Taft, LLP (Cadwalader) as a partner. During 2018, Mr. Cox remained employed with the Company and continued to lead certain company functions and initiatives, including corporate strategy, business development and investor relations. In March 2019, Mr. Cox separated from the Company and rejoined Cadwalader on a full-time basis. Stephen Rodin, the Company’s executive vice president, general counsel and secretary, was, and will continue to be, responsible for the retention and management of outside counsel. Since 2015, the Company has retained Cadwalader as corporate and transactional legal counsel. The Company and Cadwalader had agreed on certain procedures to address potential conflicts that could have arisen out of Mr. Cox’s dual roles from January 2018 to March 2019.

15. Discontinued Operations

Sale of Infectious Disease Business

On January 5, 2018, the Company completed the sale of its infectious disease business, consisting of the products Vabomere, Orbactiv and Minocin IV and line extensions thereof, and substantially all of the assets related thereto, other than certain pre-clinical assets, to Melinta. At the completion of the sale, the Company received approximately $166.4 million and 3,313,702 shares of Melinta common stock having a market value, based on Melinta's closing share price on January 5, 2018, of approximately $54.5 million. The Company’s common stock investment in Melinta was recorded as a short-term investment with a readily determinable fair value at September 30, 2019 of $2.5 million on the accompanying condensed consolidated balance sheet. See Note 6 “Cash, Cash Equivalents and Investments” for further details.

In addition, the Company is entitled to receive a cash payment payable 12 months following the closing of the transaction equal to $25.0 million and a cash payment payable 18 months following the closing of the transaction equal to $25.0 million. On January 5, 2018 the fair value of such payments was approximately $45.9 million, of which $23.3 million was originally recorded in prepaid expenses and other current assets and $22.6 million was originally recorded in other assets on the condensed consolidated balance sheet. Such fair value was estimated using a discounted cash flow model and was classified as a Level 3 fair value measurement due to the use of significant unobservable inputs. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. The excess of the cash payments payable to the Company over the initial fair value was amortized to interest income over the 12 and 18 month periods using the effective interest rate method. As of September 30, 2019, the carrying amounts of these assets of $50.0 million approximate their fair value due to the short term nature of the payments.

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

In addition, Melinta assumed the Company’s obligation to make potential milestone payments due under the Company’s acquisition agreement with Rempex Pharmaceuticals, Inc. (Rempex) related to regulatory and sales based milestones of up to $35 million and $120 million, respectively. This is inclusive of a $30 million milestone payment to the former owners of the infectious disease business (Vabomere Milestone Payment), achieved upon receipt of regulatory approval of Vabomere by the European Medicines Agency. As regulatory approval was received by Melinta in November 2018, the Vabomere Milestone Payment is due. The Company remains ultimately responsible to pay the Vabomere Milestone Payment under its agreement with the former owners of the infectious disease business; however the Company believes that it is responsible for such payment only if the former owners of the infectious disease business are unable to collect from Melinta after exercising due diligence in attempting to collect from Melinta before seeking to collect from the Company. In December 2018, Melinta filed a complaint in the Court of Chancery of the State of Delaware alleging that the Company breached certain representations and warranties in the purchase and sale agreement pursuant to which Melinta acquired the Company’s infectious disease business. In connection with the lawsuit, Melinta is seeking indemnification under the purchase and sale agreement and notified the Company that it would not be paying the Vabomere Milestone Payment or the two $25 million deferred payments due to the Company under the purchase and sale agreement because Melinta believes it has the right to set-off such payments against its claimed damages in its lawsuit. The Company contested Melinta’s indemnification and right of set-off assertions. The Company has contested Melinta’ position, and on December 28, 2018, January 22, 2019 and July 16, 2019, the Company sent demand letters to Melinta regarding its failure to pay the Vabomere Milestone Payment, the first deferred payment and the second deferred payment, respectively. Relatedly, on January 7, 2019, the Company received a letter on behalf of Fortis Advisors LLC, (Fortis), in its capacity as the representative for the interests of former equity holders of Rempex, demanding that the Company pay the Vabomere Milestone Payment. On January 28, 2019, the Company notified Fortis that, while the Company agrees it is ultimately responsible for the Vabomere Milestone Payment even though the payment was assumed by Melinta, the Company believes it is responsible for such payment only if Fortis is unable to collect from Melinta after exercising due diligence in attempting to collect from Melinta before seeking to collect from the Company. On March 28, 2019, Fortis filed a complaint in the Court of Chancery of the State of Delaware against Melinta and the Company regarding the non-payment of the Vabomere Milestone Payment. On April 18, 2019, the Company filed an answer to Fortis’s complaint and a crossclaim against Melinta, alleging breach of contract and requesting that the Court order Melinta to fulfill its obligations under the purchase and sale agreement, including complying with payment obligations in connection with the Vabomere Milestone Payment, among other relief. That same day, Melinta filed a motion to dismiss Fortis’s complaint, and filed its opening brief in support of that motion on May 31, 2019. On May 3, 2019, the Company filed a motion to dismiss Melinta’s amended complaint against it, and on June 10, 2019, the Company filed its opening brief in support of that motion. On May 8, 2019, Melinta filed its answer to the Company’s crossclaim. On May 20, 2019, Fortis filed both a motion for partial judgment on the pleadings against the Company and its brief in support of that motion. On June 21, 2019, the Company filed both a motion for judgment on the pleadings against Melinta and a combined answering and opening brief, which both opposed Fortis’s motion for partial judgment on the pleadings and supported the Company’s affirmative motion for judgment on the pleadings against Melinta. Fortis filed its reply brief in further support of its motion on July 10, 2019. Melinta filed its answering brief in opposition to the Company’s motion to dismiss on August 2, 2019, and the Company filed its reply brief in further support of its motion on September 6, 2019. Melinta filed its answering brief in opposition to the Company’s motion on August 7, 2019, and the Company filed its reply brief in further support of its motion on September 11, 2019. Oral argument on Fortis’s motion for partial judgment on the pleadings occurred on September 19, 2019 and a decision from the judge on the motion is pending. The Company and Melinta agreed to postpone oral argument on the Company’s motion for judgment on the pleadings against Melinta from September 19, 2019 to January 8, 2020. Although the Company vigorously contests Fortis’s claims on the basis that they must first exercise due diligence in attempting to collect the Vabomere Milestone Payment from Melinta before they seek to collect from the Company, litigation is subject to inherent uncertainty. The Company believes Melinta’s claims are meritless and it will vigorously defend any and all claims brought against itself by Melinta and seek full payment by Melinta of its obligations under the purchase and sale agreement.

Financial results of the infectious disease business are presented as “Income (loss) from discontinued operations, net of tax” on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2018.

The following table presents key financial results of the infectious disease business included in “Income (loss) from discontinued operations, net of tax” for the three and nine months ended September 30, 2018.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(In thousands)
Net product revenues	$—	$(107)
Operating expenses:
Cost of revenue	—	197
Research and development	24	534
Selling, general and administrative	(80)	2,997
Total operating expenses	(56)	3,728
Income (loss) from operations	56	(3,835)
Gain from sale of business	—	168,955
Other (expense) income, net	(52)	358
Income from discontinued operations before income taxes	4	165,478
Benefit from income taxes	4,003	55,236
(loss) income from discontinued operations, net of tax	$(3,999)	$110,242

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
The significant cash flow items from discontinued operations for the nine months ended September 30, 2018 were as follows:

Nine months ended September 30, 2018
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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The Company’s lease and sublease portfolio consists of operating leases and are included on the accompanying condensed consolidated balance sheet as follows:

September 30, 2019
(in thousands)
Other assets	$31,554

Liabilities
Other current liabilities	$7,587
Other liabilities	30,106
Total Lease Liabilities	$37,693

Equipment leases with an initial term of 12 months or less are not recorded on the accompanying condensed consolidated balance sheet. The Company recognizes rent expense for these leases on a straight-line basis over the lease term and is not material.

The Company recognizes a right-of-use asset, which represents the Company’s right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments arising over the lease term. The present value of the lease payments are calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s weighted average discount rate and lease terms for its operating leases as of September 30, 2019 was 8.61% and 6.8 years, respectively.

For the three months ended September 30, 2019, the Company recorded operating lease costs and sublease income of $1.8 million and $0.8 million, respectively, in selling, general and administrative expenses, in the accompanying condensed consolidated statements of operations.

For the nine months ended September 30, 2019, the Company recorded operating lease costs and sublease income of $5.3 million and $2.3 million, respectively, in selling, general and administrative expenses, in the accompanying condensed consolidated statements of operations.

The accompanying statement of cash flows includes $3.7 million in net cashed used in operating activities, related to net cash payments for operating leases.

The Company’s operating lease payments for the remainder of 2019 is expected to be $2.0 million, and for the years ended December 31, 2020, 2021, 2022, 2023 and thereafter are expected to be $8.6 million, $8.7 million, $8.8 million, $6.6 million and $15.4 million, respectively, inclusive of interest of approximately $12.1 million.

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

Inclisiran Clinical Development

In September 2019, we reported data readouts for the pivotal Phase 3 LDL-C lowering clinical trials for inclisiran, ORION-11, ORION-9 and ORION-10 and concluded our Phase 3 clinical trial program for inclisiran. On September 2, 2019, we presented full study results for ORION-11 during a late-breaking science session at the European Society of Cardiology’s ESC Congress 2019 in Paris. In ORION-11, inclisiran met all primary and secondary efficacy endpoints, achieving 54% LDL-C lowering with time-adjusted reductions of 50% sustained over 18 months of treatment, and demonstrated an excellent safety profile, including no treatment-related liver or renal abnormalities. On September 25, 2019, we then announced topline results for ORION-9 and ORION-10. In ORION-9 and ORION-10, inclisiran met all primary and secondary endpoints and demonstrated an excellent safety profile, including no treatment-related liver or renal abnormalities. Full study results for ORION-9 and ORION-10 will be presented during late-breaking science sessions at the American Heart Association Scientific Sessions in Philadelphia in November 2019.

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

Sale of Infectious Disease Products. On January 5, 2018, we completed the sale of our infectious disease portfolio, consisting of the products Vabomere, Orbactiv and Minocin IV and line extensions thereof, and substantially all of the assets related thereto, other than certain pre-clinical assets, to Melinta Therapeutics, Inc., or Melinta. At the completion of the sale, we received approximately $166.4 million and 3,313,702 shares of Melinta common stock having a market value, based on Melinta's closing share price on September 30, 2019, of approximately $2.5 million. In addition, we are entitled to receive (i) a cash payment that was due 12 months following the closing of the transaction equal to $25 million; (ii) a cash payment payable 18 months following the closing of the transaction equal to $25 million; and (iii) tiered royalty payments of 5% to 25% on worldwide net sales of (a) Vabomere and (b) Orbactiv and Minocin IV, collectively, and Melinta assumed potential milestone payments due under our agreement with Rempex Pharmaceuticals, Inc., or Rempex. None of the future payments due from Melinta are secured by collateral and we are currently in litigation with Melinta with respect to its obligations to us. See Part II, Item 1 Legal Proceedings of this Quarterly Report on Form 10-Q for a description of our litigation related to Melinta.

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
During the second quarter of 2019 and continuing into the third quarter of 2019, the conditional conversion feature of the 2024 Notes was triggered based on the trading price of our common stock, and the holders are currently entitled to convert the 2024 Notes through December 31, 2019. From July 1, 2019 through October 28, 2019, no holders of the 2024 Notes exercised their conversion option. In the event that the holders elect to convert their 2024 Notes, we intend to deliver shares of the Company’s common stock.

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

During the third quarter of 2019, the conditional conversion feature of the 2022 notes was triggered based on the trading price of our common stock during the third quarter of 2019, and the holders are currently entitled to convert the 2022 notes through December 31, 2019. From October 1, 2019 through October 28, 2019 no holders of the 2022 notes exercised their conversion option.
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

Results of Operations

Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

Net Revenues:

Net revenues decreased for the three and nine months ended September 30, 2019, as a result of the divesture of our rights to branded Angiomax in the United States and Canada to Sandoz, which had been selling an authorized generic of Angiomax (bivalirudin) as of July 2, 2015 pursuant to a supply and distribution agreement with us. As a result, we no longer have any marketed products.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change $	Change %	2019	2018	Change $	Change %
	(in thousands)				(in thousands)
Net revenues	$—	$(3,300)	$3,300	(100.0)%	$—	$6,138	$(6,138)	(100.0)%

Cost of Revenues:

As described above, in August 2018, we divested our rights to branded Angiomax in the United States to Sandoz, which had been selling an authorized generic of Angiomax (bivalirudin) as of July 2, 2015 pursuant to a supply and distribution agreement with us. As a result, we no longer have any marketed products, and have not incurred any cost of revenues for the three and nine months ended September 30, 2019.

Cost of revenues during the three and nine months ended September 30, 2018 were $0.9 million and $6.6 million, or (27.0)% and 106.8% of net revenues, respectively, and consisted of:

•	expenses in connection with the manufacture of our products sold, including expenses related to excess inventory offset by the positive impact of sales of previously reserved units;

•	logistics costs related to Angiomax and Ionsys, including distribution, storage, and handling costs;

•	royalty expenses under our agreement with Biogen Idec, or Biogen, and Health Research Inc. related to Angiomax; and

•	expenses associated with severance and other exit costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	% of Total	2018	% of Total
	(in thousands)		(in thousands)
Manufacturing/Logistics	$920	103.4%	$6,450	98.4%
Royalties	(30)	(3.4)%	108	1.6%
Total cost of revenues	$890	100.0%	$6,558	100.0%

Asset Impairment Charges:

For the three and nine months ended September 30, 2018, we recognized impairment charges of $5.1 million, respectively, to reduce the carrying amount of fixed assets associated with the early stage infectious disease products to their estimated fair values of zero.

Research and Development Expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	% of Total	2018	% of Total	2019	% of Total	2018	% of Total
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Marketed products
Total marketed products	$—	—%	$301	0.9%	$2	—%	$555	0.5%
Research and development product candidates
Inclisiran	41,071	96.0%	30,805	94.1%	93,095	95.1%	92,002	89.0%
Other	1,699	4.0%	1,630	5.0%	4,796	4.9%	10,839	10.5%
Total research and development product candidates	42,770	100.0%	32,435	99.1%	97,891	100.0%	102,841	99.5%
Total research and development expenses	$42,770	100%	$32,736	100.0%	$97,893	100.0%	$103,396	100.0%

Research and development expenses increased by $10.0 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in research and development expenses during the three months ended September 30, 2019 is primarily attributed to an increase in manufacturing costs associated with clinical trial spending for inclisiran of $10.3 million, partially offset by a decrease in clinical trial spending associated with other programs discontinued or withdrawn.

Research and development expenses decreased by $5.5 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease in research and development expenses during the nine months ended September 30, 2019 is primarily due to costs associated with other clinical trial programs discontinued or withdrawn of $6.0 million, partially offset by an increase in clinical trials for inclisiran of $1.1 million.
Selling, General and Administrative Expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change $	Change %	2019	2018	Change $	Change %
	(in thousands)				(in thousands)
Selling, marketing and promotional	$6,769	116	$6,653	*	$16,653	$5,168	$11,485	*
Sale of Angiomax assets	—	(7,025)	7,025	(100.0)%	—	(7,025)	7,025	(100.0)%
General corporate and administrative	11,830	13,735	(1,905)	(13.9)%	38,817	58,647	(19,830)	(33.8)%
Total selling, general and administrative expenses	$18,599	$6,826	$11,773	*	$55,470	$56,790	$(1,320)	(2.3)%
_______________________________________
*    Represents a change in excess of 100%

Selling, general and administrative expenses increased by $11.8 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Selling, marketing and promotional expenses increased by $6.7 million during this period primarily due to pre-commercialization efforts related to inclisiran. General corporate and administrative expenses decreased by $1.9 million during the three months ended September 30, 2019, primarily attributed to workforce reduction costs as a result of restructuring efforts initiated in the prior year and lower general and corporate infrastructure costs. During the three months ended September 30, 2018, selling general and administrative expenses also included a $7.0 million gain on the sale of our rights to branded Angiomax in the United States to Sandoz.

Selling, general and administrative expenses decreased by $1.3 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. General corporate and administrative expenses decreased by $19.8 million during the nine months ended September 30, 2019. The decrease is primarily due to workforce reduction costs as a result of the restructuring initiatives discussed above and lower general and corporate infrastructure costs. Selling, marketing and promotional expenses increased by $11.5 million during this period primarily due to pre-commercialization efforts related to inclisiran. During the nine months ended September 30, 2018, selling general and administrative expenses also included a $7.0 million gain on the sale of our rights to branded Angiomax in the United States to Sandoz.

Co-promotion and License Income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change $	Change %	2019	2018	Change $	Change %
	(in thousands)				(in thousands)
Co-promotion and license income	$4,402	$271	$4,131	*	$4,402	$753	$3,649	*
_______________________________________
*    Represents a change in excess of 100%

Co-promotion and license income increased by $4.1 million and $3.6 million during the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018, respectively. In the three and nine months ended September 30, 2019, license income included $4.4 million related to a regulatory approval milestone associated with SciClone Pharmaceuticals related to Angiomax in China. In the three and nine months ended September 30, 2018, license income included $0.2 million and $0.5 million related to our collaboration agreement with SciClone Pharmaceuticals related to Angiomax in China, where services have been fully rendered through December 31, 2018.

Loss on Short-term Investment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change $	Change %	2019	2018	Change $	Change %
	(in thousands)				(in thousands)
Loss on short-term investment	$(1,893)	$(7,953)	$6,060	(76.2)%	$(102)	$(41,416)	$41,314	(99.8)%

Loss on short-term investment increased by $6.1 million and $41.3 million during the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018, respectively. The loss on short-term investment relates to the non-cash change in fair value associated with our common stock ownership in Melinta. In connection with the sale of our infectious disease business, we received 3,313,702 shares of Melinta common stock having a market value, based on Melinta's closing share price on January 5, 2018, of approximately $54.5 million. During the first quarter of 2019, Melinta initiated a 5-1 reverse stock split. As a result, we now hold 662,740 shares of Melinta common stock as of September 30, 2019. The change in short-term investments was derived based on the market value of Melinta’s common stock as of September 30, 2019 and 2018, respectively.

Interest Expense:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change $	Change %	2019	2018	Change $	Change %
	(in thousands)				(in thousands)
Interest expense	$16,212	$12,313	$3,899	31.7%	$48,027	$36,498	$11,529	31.6%

During the three and nine months ended September 30, 2019, we recorded approximately $16.2 million and $48.0 million, respectively, in interest expense related to the 2022 notes, 2023 notes and 2024 notes as compared to $12.3 million and $36.5 million in interest expense related to the 2022 notes and 2023 notes during the three and nine months ended September 30, 2018, respectively. The increase in interest expense in the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 is due to the 2024 notes which we completed in January 2019, and non-cash interest expense associated with the 2022 notes and 2023 notes.

Other Income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change $	Change %	2019	2018	Change $	Change %
	(in thousands)				(in thousands)
Other income	$1,088	$1,119	$(31)	(2.8)%	$3,196	$4,541	$(1,345)	(29.6)%

Other income, which is comprised of interest income related to payments associated with the sale of our infectious disease business, interest income and gains and losses on foreign currency transactions, remained flat during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and decreased by $1.3 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, respectively.

The decrease compared to the nine months ended September 30, 2018 is primarily due to the accretion related to payments associated with the sale of our infectious disease products incurred in the prior year.

(Provision) Benefit from Income Taxes:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change $	Change %	2019	2018	Change $	Change %
	(in thousands)				(in thousands)
(Provision for) benefit from income taxes	$(10)	$16,066	$(16,076)	*	$(20)	$47,375	$(47,395)	*
_______________________________________
*    Represents a change in excess of 100%

For the three months ended September 30, 2019, we recorded a provision for income taxes of $0.01 million as compared to a benefit from income taxes of $16.1 million, for the three months ended September 30, 2018. Our worldwide effective income tax rates for the three months ended September 30, 2019 and 2018 was approximately (0.01)% and 23.7%, respectively.

For the nine months ended September 30, 2019, we recorded a provision for income taxes of $0.02 million as compared to a benefit from income taxes of $47.4 million for the nine months ended September 30, 2018. Our worldwide effective income tax rates for the nine months ended September 30, 2019 and 2018 was approximately (0.01)%and 19.9%, respectively.

For the three and nine months ended September 30, 2019, our provision for income taxes is primarily attributable to minimum state taxes and foreign taxes based on income.

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

(Loss) Income from Discontinued Operations, Net Of Tax:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change $	Change %	2019	2018	Change $	Change %
	(in thousands)				(in thousands)
(Loss) income from discontinued operations, net of tax	$—	$(3,999)	$3,999	(100)%	$—	$110,242	$(110,242)	(100)%
Loss from discontinued operations for the three months ended September 30, 2018 is attributed to a New Jersey surtax of 2.5% that has been imposed on corporate business taxpayers with New Jersey-apportioned entire net income greater than $1 million effective January 1, 2018.
Income from discontinued operations for the three and nine months ended September 30, 2018 is attributed to the gain on the sale of our infectious disease business. For details on discontinued operations, see Note 15, “Discontinued Operations,” in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

In January 2015, we issued, at par value, $400.0 million aggregate principal amount of 2.5% convertible senior notes due 2022 (the “2022 Notes”). As of October 1, 2019, the conditional conversion feature of the 2022 Notes was triggered as a result of the trading price of our common stock during the third quarter of 2019, and the holders are entitled to convert their 2022 Notes through December 31, 2019. As we are required to settle the aggregate principal amount of the 2022 Notes in cash, the liability component related to the 2022 Notes with a carrying amount of $362.3 million was classified as current and the equity component related to the 2022 Notes of $33.5 million was classified as mezzanine (temporary) equity on the accompanying condensed consolidated balance sheet at September 30, 2019. See Note 9, “Convertible Senior Notes” for further details.

If the 2022 Notes were converted by the holders, we believe that our existing cash and cash equivalents and short term investments of approximately $268.4 million as of September 30, 2019, would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from October 30, 2019 (the date of filing this Form 10-Q).

If the 2022 Notes were converted by the holders, we would need to raise additional funds by selling additional equity or debt securities or seek additional financing through other arrangements in order to both satisfy this obligation and meet the Company’s anticipated operating and other funding requirements for the next twelve months. There can be no assurances that public or private financings may be available in amounts or on terms acceptable to us, if at all. Our ability to obtain additional debt financing might be limited by the terms of its convertible senior note agreements, market conditions, or otherwise. If we are unable to obtain additional financing, we might be required to delay, reduce the scope of, or eliminate one or more of our planned research, development or commercialization activities. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern.

At present, we do not believe that a substantial portion of the 2022 Notes will be submitted by the holders thereof for conversion.

Sources of Liquidity

Since our inception, we have financed our operations principally through revenues from sales of Angiomax and our other products, product divestitures and the sale of common stock, convertible promissory notes and warrants. Revenue from sales of Angiomax has decreased significantly in recent years due to generic competition. In August 2018, we divested our rights to branded Angiomax in the United States to Sandoz, which had been selling an authorized generic of Angiomax (bivalirudin) as of July 2, 2015 pursuant to a supply and distribution agreement with us. As a result, we no longer have any marketed products. We had $265.9 million and $2.5 million in cash and cash equivalents and short term investments, respectively, as of September 30, 2019.

Cash Flows

As of September 30, 2019, we had $270.3 million in cash, cash equivalents and restricted cash as compared to $245.0 million as of December 31, 2018. The increase in cash, cash equivalents and restricted cash in the nine months ended September 30, 2019 was due primarily to net cash provided by investing activities and financing activities of $0.5 million and $182.4 million, respectively, partially offset by $159.3 million of net cash used in operating activities.

Net cash used in operating activities was $159.3 million and $222.8 million for the nine months ended September 30, 2019 and 2018, respectively. The cash used in operating activities during the nine months ended September 30, 2019 is primarily due to a net loss of $193.9 million and changes in working capital items of $8.5 million, partially offset by increases in non-cash items of $43.2 million. Non-cash items primarily consist of amortization of debt discount, stock compensation expense, depreciation and amortization and change in fair value of short-term investments.

Net cash provided by investing activities was $0.5 million in the nine months ended September 30, 2019, which was due to proceeds from the sale of assets of $0.5 million. Net cash provided by investing activities was $176.3 million in the nine months ended September 30, 2018, which was due to proceeds from the sale of the infectious disease business of $166.4 million and proceeds from the sale of assets of $9.9 million.

Net cash provided by financing activities was $182.4 million in the nine months ended September 30, 2019, which was primarily due to $161.6 million of net proceeds from our equity offering, $9.5 million of proceeds from the issuance of convertible debt and $11.6 million of proceeds from issuance of common stock and purchases of stock under our employee stock purchase plan. Net cash provided by financing activities was $15.1 million in the nine months ended September 30, 2018, which was primarily due to $15.6 million of proceeds from issuance of common stock and purchases of stock under our employee stock purchase plan, partially offset by $0.5 million in payments of contingent purchase price.

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
In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party. As of October 30, 2019, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to $150.0 million for the license and collaboration agreement with Alnylam. Of this amount, $50.0 million relates to regulatory approval milestones and $100.0 million relates to commercial milestones. We had additional contingent cash payments relating to pre-clinical infectious disease assets acquired in our Rempex acquisition (which were not divested in the Melinta transactions), but the obligations for such payments were assumed by Qpex in its acquisition of the pre-clinical infectious disease assets in October 2018.
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

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to royalties, milestone payments, and other contingent payments due under our license and acquisition agreements, purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations and leased office space for our principal office in Parsippany, New Jersey and our leased office space in San Diego, California, royalties, and milestone payments and other contingent payments due under our license and acquisition agreements as of September 30, 2019.

During the quarter ended September 30, 2019 there were no material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our significant accounting policies are more fully described in Note 2, “Significant Accounting Policies,” of our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Note 2 of our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We believe that our estimates relating to share-based compensation, income taxes and contingent purchase price from sale of business described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 are “critical accounting estimates.” Please refer to Note 2, “Significant Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for a discussion on changes to certain accounting policies during the nine months ended September 30, 2019.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash and cash equivalents. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At September 30, 2019, we held $265.9 million in cash and cash equivalents, which had an average interest rate of approximately 1.09%. A 10% change in such average interest rate would have had an approximate $0.3 million impact on our annual interest income. At September 30, 2019, all cash and cash equivalents were due on demand and 96.5% was held in the United States.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency, however as of September 30, 2019 they were not material.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

From time to time we are party to legal proceedings in the course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

Melinta Litigation

In December 2018, Melinta filed a complaint in the Court of Chancery of the State of Delaware alleging that we breached certain representations and warranties in the purchase and sale agreement pursuant to which Melinta acquired our infectious disease business. In connection with the lawsuit, Melinta is seeking indemnification under the purchase and sale agreement and notified us that it would not be paying a $30 million milestone payment to the former owners of the infectious disease business, which we referred to as the Vabomere Milestone Payment, or the two $25 million deferred payments due to us under the purchase and sale agreement because Melinta believes it has the right to set-off such payments against its claimed damages in its lawsuit. We have contested Melinta’s indemnification and right of set-off assertions. On January 9, 2019, we filed a motion to dismiss Melinta’s complaint against us, and on March 15, 2019, we filed our opening brief in support of that motion. On April 23, 2019, Melinta filed an amended complaint containing additional allegations to support their purported claims against us. On May 3, 2019 we filed a motion to dismiss Melinta’s amended complaint against us, and on June 10, 2019, we filed our opening brief in support of that motion. Melinta filed its answering brief in opposition to our motion to dismiss on August 2, 2019, and we filed our reply brief in further support of our motion on September 6, 2019. The parties agreed to postpone oral argument on our motion to dismiss Melinta’s amended complaint from September 19, 2019 to January 8, 2020. Although we believe Melinta’s claims are meritless and we will vigorously defend any and all claims brought against us by Melinta and seek full payment by Melinta of its obligations under the purchase and sale agreement, litigation is subject to inherent uncertainty.

On December 28, 2018, we sent a demand letter to Melinta regarding its failure to pay the Vabomere Milestone Payment. On January 7, 2019, we received a letter on behalf of Fortis Advisors LLC, or Fortis, in its capacity as the representative for the interests of former equity holders of Rempex Pharmaceuticals, Inc., or Rempex, demanding that we pay the Vabomere Milestone Payment. On January 28, 2019, we notified Fortis that, while we agree that we are ultimately responsible for the Vabomere Milestone Payment even though it was assumed by Melinta, we believe that we are responsible for such payment only if Fortis is unable to collect from Melinta after exercising due diligence in attempting to collect from Melinta before seeking to collect from us. On March 28, 2019, Fortis filed a complaint in the Court of Chancery of the State of Delaware against Melinta and us regarding the non-payment of the Vabomere Milestone Payment. On April 18, 2019, we filed an answer to Fortis’s complaint and a crossclaim against Melinta, alleging breach of contract and requesting that the Court order Melinta to fulfill its obligations under the purchase and sale agreement, including complying with payment obligations in connection with the Vabomere Milestone Payment, among other relief. That same day, Melinta filed a motion to dismiss Fortis’s complaint, and filed its opening brief in support of that motion on May 31, 2019. On May 8, 2019, Melinta filed its answer to our crossclaim. On May 20, 2019, Fortis filed both a motion for partial judgment on the pleadings against us and its brief in support of that motion. On June 21, 2019, we filed both our motion for judgment on the pleadings against Melinta and our combined answering and opening brief, which both opposed Fortis’s motion for partial judgment on the pleadings and supported our affirmative motion for judgment on the pleadings against Melinta. Fortis filed its reply brief in further support of its motion on July 10, 2019. Melinta filed its answering brief in opposition to our motion on August 7, 2019, and we filed reply brief in further support of our motion on September 11, 2019. Oral argument on Fortis’s motion for partial judgment on the pleadings occurred on September 19, 2019 and a decision from the judge on the motion is pending. Although we vigorously contest Fortis’s claims on the basis that they must first exercise due diligence in attempting to collect the Vabomere Milestone Payment from Melinta before they seek to collect from us, litigation is subject to inherent uncertainty.

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

Risks Related to Development, Approval and Commercialization of Inclisiran

We are almost entirely dependent on the success of inclisiran, our only drug candidate, and we cannot be certain that inclisiran will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

Following our divestiture of Angiomax in the United States to Sandoz, we no longer market any products and we may never be able to develop inclisiran as a marketable product. We expect that a substantial majority of our efforts and expenditures over the next few years will be devoted to inclisiran. In September 2019, we concluded our pivotal Phase 3 LDL-C lowering clinical trials for inclisiran.

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

Due to the divesture of our rights to branded Angiomax in the United States to Sandoz during the three months ended September 30, 2018, we are no longer generating revenues from product sales. Prior to such divestiture, our revenues generated from product sales had been declining significantly since 2014 due to the introduction of generic competition to Angiomax and the divestiture of certain of our non-core products. We have incurred net losses and negative cash flows from operations since 2014 and had an accumulated deficit of approximately $1.6 billion as of September 30, 2019. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to develop, seek regulatory approval for and potentially commercializes inclisiran.

Melinta has significant payment commitments to us, including two $25 million deferred payments that were due on January 7, 2019 and July 8, 2019, respectively, and quarterly payments based on net sales of Orbactiv and Minocin and, subject to a $50 million annual net sales threshold, Vabomere. In addition, Melinta assumed our obligation to make a $30 million milestone payment to the former owners of the infectious disease business, which we refer to as the Vabomere Milestone Payment, upon receipt of regulatory approval of Vabomere by the European Medicines Agency, which approval was received by Melinta in November 2018. We remain ultimately responsible to pay the Vabomere Milestone Payment under our agreement with the former owners of the infectious disease business; however we believe that we are responsible for such payment only if the former owners of the infectious disease business are unable to collect from Melinta after exercising due diligence in attempting to collect from Melinta before seeking to collect from us. In December 2018, Melinta filed a complaint in the Court of Chancery of the State of Delaware alleging that we breached certain representations and warranties in the purchase and sale agreement pursuant to which Melinta acquired our infectious disease business. In addition, in March 2019, Fortis, the representative the former owners of the infectious disease business, filed a complaint in the Court of Chancery of the State of Delaware against Melinta and us regarding the non-payment of the Vabomere Milestone Payment. In connection with Melinta’s lawsuit, Melinta is seeking indemnification under the purchase and sale agreement and notified us that it would not be paying the Vabomere Milestone Payment or the two $25 million deferred payments due to us under the purchase and sale agreement because Melinta believes it has the right to set-off such payments against its claimed damages in its lawsuit. Although we believe Melinta’s claims are meritless and we will vigorously defend any and all claims brought against us by Melinta and seek full payment by Melinta of its obligations under the purchase and sale agreement, litigation is subject to inherent uncertainty. See Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q for a description of our litigation related to Melinta and Fortis.

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

In January 2015, we issued the 2022 notes at par value, $400.0 million aggregate principal amount. As of October 1, 2019, the conditional conversion feature of the 2022 notes was triggered based on the trading price of our common stock during the third quarter of 2019 and the holders are currently entitled to convert their 2022 notes through December 31, 2019.

If the 2022 notes are converted by the holders, we believe that our existing cash and cash equivalents of approximately $268.4 million as of September 30, 2019, would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from October 30, 2019 (the date of filing this Form 10-Q).

If the 2022 notes were converted by the holders, we would need to raise additional funds by selling additional equity or debt securities or seek additional financing through other arrangements in order to both satisfy this obligation and meet our anticipated operating and other funding requirements for the next twelve months. There can be no assurances that public or private financings may be available in amounts or on terms acceptable to us, if at all. Our ability to obtain additional debt financing might be limited by the terms of its convertible senior note agreements, market conditions, or otherwise. If we are unable to obtain additional financing, we might be required to delay, reduce the scope of, or eliminate one or more of our planned research, development or commercialization activities. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern.

We have a history of net losses and may not achieve profitability in future periods.

We have incurred net losses in many years and on a cumulative basis since our inception, and we expect to continue to incur net losses. As of September 30, 2019, we had an accumulated deficit of approximately $1.6 billion. In those periods in which we were able to achieve profitability, our profitability was based on revenue from sales of Angiomax, and a substantial majority of our historic revenue has been generated from sales of Angiomax in the United States. However, in August 2018 we divested Angiomax in the United States to Sandoz following a period of generic competition for Angiomax that commenced in the United States in July 2015 and in Europe in August 2015.

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

At September 30, 2019, we had approximately $265.9 million in cash and cash equivalents. We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with inclisiran. We also will require cash to pay interest on the $172.5 million aggregate principal amount of 2024 notes, the $400.0 million aggregate principal amount of the 2022 notes and the $402.5 million aggregate principal amount of the 2023 notes, and to make principal payments on the 2024 notes, 2022 notes and 2023 notes at maturity or upon conversion (other than the 2023 and 2024 notes upon conversion, in which case we will have the option to settle entirely in shares of our common stock).

In addition, as of October 30, 2019, our total potential milestone payment obligations related to development, regulatory and commercial milestones for inclisiran, assuming all milestones are achieved in accordance with the terms of our license and collaboration agreement with Alnylam, would be $150.0 million. Of this amount, $50.0 million relates to regulatory approval milestones and $100.0 million relates to commercial milestones. We had additional contingent cash payments relating to pre-clinical infectious disease assets acquired in our Rempex acquisition (and which were not divested in the Melinta transactions), but the obligations for such payments were assumed by Qpex in its acquisition of the pre-clinical infectious disease assets in October 2018. In addition, even though Melinta assumed our obligation to make the Vabomere Milestone Payment, we remain ultimately responsible to pay the Vabomere Milestone Payment under our agreement with the former owners of the infectious disease business; however we believe that we are responsible for such payment only if the former owners of the infectious disease business are unable to collect from Melinta after exercising due diligence in attempting to collect from Melinta before seeking to collect from us. See Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q for a description of our litigation related to Melinta and Fortis.

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

With respect to both our short-term and long-term cash requirements, if our existing cash resources, together with cash that we generate from sales of our products and other sources, are insufficient to satisfy our research and development, clinical trial, product commercialization and other funding requirements, including obligations under our convertible notes, we will need to sell additional equity or debt securities, engage in other strategic transactions, or seek additional financing through other arrangements, any of which could be material. Any sale of additional equity or convertible debt securities may result in dilution to our stockholders. Public or private financing may not be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. Moreover, our ability to obtain additional debt financing may be limited by the 2024 notes, the 2022 notes and the 2023 notes, market conditions or otherwise. If we are unable to obtain additional financing or otherwise increase our cash resources, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could adversely affect our business, financial condition and operating results.

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

In the event the conditional conversion feature of the 2022 notes, the 2023 notes or the 2024 notes is triggered, holders of such notes will be entitled to convert the notes at any time during specified periods at their option, which are set forth in the applicable indenture. Based on the trading price of our common stock during the second quarter of 2019, the conditional conversion feature of the 2024 notes has been triggered for the third quarter of 2019. If one or more holders elect to convert their 2024 notes, or the 2023 notes when convertible, we have the option to settle conversions entirely in cash, in common stock or a combination thereof. With respect to the 2022 notes, if one or more holders elect to convert their 2022 notes, we would be required, with respect to each $1,000 principal amount of 2022 notes, to make cash payments equal to the lesser of $1,000 and the sum of the daily conversion values, which could adversely affect our liquidity. If the holders of all of the 2022 notes were able to exercise their conversion option, we would not have sufficient cash to satisfy our payment obligations with respect to all of the 2022 notes and meet our anticipated funding requirements for a year from October 30, 2019 (the date of filing this Form 10-Q). In addition, even if holders do not elect to convert the 2022 notes, we are required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which results in a material reduction of our net working capital.

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
The counterparties to the capped call transactions we entered into in connection with the issuance of our 2023 notes are financial institutions and we will be subject to the risk that the counterparties might default under the capped call transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions, including the bankruptcy filing by Lehman Brothers Holdings Inc. and its various affiliates. If a counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that counterparty. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by a counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any counterparty. These activities could cause a decrease or avoid an increase in the market price of our common stock.
Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices.

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2015 to October 29, 2019, the last reported closing price of our common stock ranged from a high of $58.48 per share to a low of $16.69 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

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

THE MEDICINES COMPANY

Date:	October 30, 2019	By:	/s/ Christopher J. Visioli
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
101
The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.